Form 10-Q
period 1995-12-31
THT INC
filed 1996-02-09
CIK 721602

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1995
                               --------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number   O-11365
                       -----------------

                                   THT Inc.
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                       73-1284563
--------------------------                            -----------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

33 Riverside Avenue, Westport, CT                          06880
-----------------------------------                   -----------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (203) 226-6408
                                                    ------------------

                            N/A
-----------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes    x     No _______
                                              -------

     As of February 5, 1996, the Registrant had 3,982,605 shares of Common Stock, par value $.01 per share, outstanding.

                        PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                                   THT Inc.
                     Condensed Consolidated Balance Sheet

                                                           December 31, 1995      September 30, 1995
                                                           -----------------      ------------------
                                                               (Unaudited)


Assets:
Current Assets:
  Cash and Cash Equivalents                                   $   587,998             $   458,824
  Trade Accounts Receivable (net of allowances
   of $12,696 at December 31, 1995, and $25,000
   at September 30, 1995)                                       1,355,908               1,755,727
  Inventories                                                   1,980,780               2,009,346
  Deferred Income Taxes                                           277,000                 277,000
  Other Current Assets                                            122,589                 150,385
                                                               ----------              ----------

       Total Current Assets                                     4,324,275               4,651,282

Net Property, Plant & Equipment                                 2,904,099               2,854,266
Net Intangible Assets, Primarily Goodwill                       3,269,434               3,295,907
Other Assets                                                      253,627                 236,572
                                                               ----------              ----------

       Total Assets                                           $10,751,435             $11,038,027
                                                               ==========              ==========



  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
               Condensed Consolidated Balance Sheet (Continued)

                                                           December 31, 1995       September 30, 1995
                                                           -----------------       ------------------
                                                               (Unaudited)
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Accounts Payable & Accrued Liabilities                         981,944                 1,266,089
  Due to Former Shareholders - Current                            31,980                    31,980
  Note to Related Party - Current                                790,000                 1,332,500
  Current Portion of Long-Term Debt                               53,420                    17,034
  Income Taxes Payable                                            27,055                    14,050
                                                             -----------               -----------

       Total Current Liabilities                               1,884,399                 2,661,653

Long-Term Liabilities
  Due to Former Shareholders - Jackburn                          604,000                   604,000
  Notes to Related Party                                       1,430,012                 1,430,012
  Deferred Income Taxes                                          371,000                   371,000
  Long-Term Debt                                                 159,355                    24,135
  Other Long-Term Liabilities                                    326,290                   303,807
                                                             -----------               -----------

       Total Liabilities                                       4,775,056                 5,394,607

Stockholders' Equity:

  Cumulative 14% nonvoting Preferred Stock,
    $.01 par value; 5,000 shares authorized,
    2,000 shares outstanding                                   2,000,000                 2,000,000
  Common Stock, $.01 par value; 25,000,000 shares
    authorized, 3,982,605 shares issued at
    December 31, 1995, and at  September 30, 1995                 39,826                    39,826
  Additional Paid-In Capital                                  13,055,280                13,055,280
  Deficit                                                     (9,118,727)               (9,451,686)
                                                             -----------               -----------

       Total Stockholders' Equity                              5,976,379                 5,643,420
                                                             -----------               -----------

Total Liabilities & Stockholders' Equity                    $ 10,751,435              $ 11,038,027
                                                             ===========               ===========

  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
                Condensed Consolidated Statement of Operations
                                  (Unaudited)

                                                                    Three Months Ended
                                                                        December 31,
                                                             1995                         1994
                                                     ---------------------------------------------

Net Sales                                            $      4,241,249             $      4,139,549
Costs and Expenses:
  Cost of Sales                                             3,035,321                    2,949,853
  Selling, General and Administrative Expenses                650,325                      597,460
                                                     ----------------             ----------------
                                                            3,685,646                    3,547,313
                                                     ----------------             ----------------

Income from Operations                                        555,603                      592,236
                                                     ----------------             ----------------
Other income (expense):
  Interest Expense                                            (88,400)                    (119,930)
  Interest Income                                              10,301                       11,473
  Other                                                       (21,545)                     (58,676)
                                                     ----------------             ----------------

Income Before Income Taxes                                    455,959                      425,103
                                                     ----------------             ----------------
Income Taxes:
  Federal                                                      (9,000)                      (7,000)
  State                                                       (44,000)                     (51,000)
                                                     ----------------             ----------------
                                                              (53,000)                     (58,000)
                                                     ----------------             ----------------

Net Income                                                    402,959                      367,103

Dividend on Preferred Stock                                   (70,000)                     (70,000)
                                                     ----------------             ----------------

Net Income Available to Common Stockholders          $        332,959             $        297,103
                                                      ===============              ===============

Accumulated Deficit - Beginning of Period                  (9,451,686)                 (10,987,166)
                                                     ----------------             ----------------

Accumulated Deficit - End of Period                  $     (9,118,727)            $    (10,690,063)
                                                      ===============              ===============

Net Income per Common Share
 (After Preferred Stock Dividend)                    $            .08             $            .07
                                                      ===============              ===============

Primary weighted average number of
 shares outstanding                                         3,982,605                    4,527,007
                                                      ===============              ===============

Fully diluted earnings per share are not presented, in that the effect in each period is not material.

  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
                Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                               Three Months Ended
                                                                   December 31,
                                                            1995                 1994
                                                         -------------------------------
Cash flows from operating activities:

Net income                                              $   402,959         $   367,103
                                                         ----------          ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                             137,862             178,525
  Deferred compensation                                      22,483               8,740
  Changes in assets and liabilities:
   Accounts receivable, net                                 399,819             198,121
   Inventories                                               28,566             (68,683)
   Other current assets                                      27,796             170,637
   Other assets                                             (17,055)            (17,054)
   Accounts payable and accrued liabilities                (284,145)           (447,478)
   Income taxes payable                                      13,005              (5,956)
                                                         ----------          ----------

  Net cash provided by operating activities                 731,290             383,955

Cash flows from investing activities:

Purchase of property and equipment                         (161,223)            (31,227)
                                                         ----------          ----------

  Net cash used in investing activities                    (161,223)            (31,227)



  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
          Condensed Consolidated Statement of Cash Flows (Continued)
                                  (Unaudited)

                                                               Three Months Ended
                                                                   December 31,
                                                            1995                 1994
                                                         -------------------------------
Cash flows from financing activities:

Repayment of debt                                         (546,758)            (263,471)
Repayment of credit line                                                       (326,000)
Cash dividends paid                                        (70,000)             (70,000)
Current portion of long-term debt                           36,386
Long-term debt - Proceeds                                  139,479
                                                         ---------            ---------

     Net cash used in financing activities                (440,893)          (  659,471)
                                                         ---------           ----------

     Net increase (decrease)  in cash and
      cash equivalents                                     129,174             (306,743)

     Cash and cash equivalents at beginning
      of period                                            458,824            1,149,467
                                                         ---------           ----------

     Cash and cash equivalents at end of period          $ 587,998           $  842,724
                                                         =========           ==========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:

     Interest                                            $  70,990           $  106,340
                                                         =========           ==========

     Taxes                                               $  39,995           $   76,693
                                                         =========           ==========


Intangible Assets increased by $73,297 for the period ended December 31, 1994, as a result of amounts accrued for payment to the former Jackburn Mfg., Inc. shareholders under the terms of an earnout.



  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 1 - General

        The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the September 30, 1995 Annual Report included on Form 10-K.

        Certain reclassifications have been made to the September 30, 1995 financial statements to conform to the December 31, 1995 presentation.

        The condensed consolidated financial statements for the three-month period ended December 31, 1995 and 1994 are unaudited but, in the opinion of Management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of such interim periods. Interim results are not necessarily indicative of results for a full year.

Note 2 - Common Stock Repurchase

        On March 10, 1995, the Company effectuated a repurchase of shares of its Common Stock. In accordance with the terms of the self-tender offer, the Company repurchased 544,402 shares of its Common Stock for $817,045. The shares tendered were cancelled, and payment for such shares was made on April 1, 1995, from cash on hand.

Note 3 - Inventories

        Inventories of Jackburn Mfg., Inc. ("Jackburn"), a wholly-owned subsidiary of the Company, are valued at the lower of cost or market on a last-in, first-out (LIFO) basis for generally all raw materials including the raw material content of work in process and finished goods. Labor and manufacturing overhead are valued at cost on a first-in, first-out (FIFO) basis. Inventories of the Company's other wholly-owned subsidiary, Setterstix Corp. ("Setterstix"), are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

        Inventories consist of the following:

                                            December 31,        September 30,
                                                1995                 1995
                                                ----                 ----
     Raw materials                        $       560,194      $     1,034,081
     Work in process                              222,174              267,003
     Finished goods                             1,126,497              645,788
     Packaging and supplies                        71,915               62,474
     Total inventories                    ---------------      ---------------
                                          $     1,980,780      $     2,009,346
                                           ==============       ==============


Note 4 - Property, Plant and Equipment

Property, plant and equipment consist of:

                                            December 31,        September 30,
                                                1995                 1995
                                                ----                 ----
     Land                                 $        67,000      $        67,000
     Buildings and improvements                 1,482,853            1,378,465
     Machinery and equipment                    3,351,448            3,299,387
     Furniture, fixtures & autos                   92,538               87,765
                                          ---------------      ---------------
                                                4,993,839            4,832,617

     Less accumulated depreciation              2,089,740            1,978,351
                                          ---------------      ---------------

     Total property, plant and equipment  $     2,904,099      $     2,854,266
                                           ==============       ==============


Note 5 - Income Taxes

        On October 1, 1993, the Company adopted Statement of Financial Accounting Standards Number 109 "Accounting for Income Taxes" (FAS No. 109"). The Company anticipates utilizing its deferred tax assets primarily to the extent of its deferred tax liabilities. As of December 31, 1995, the Company had available net operating loss carry-forwards for tax purposes of approximately $3,940,000 which expire in varying amounts from 1999 through 2004.

Note 6 -  Net Income per Common Share

        Net income per Common Share is calculated by dividing net income after reduction for dividends on Preferred Stock, by the weighted average number of shares of Common Stock outstanding during the three months ended December 31, 1995 and 1994.


Note 7 - Related Party Transactions

Preferred Stock
---------------

        In December, 1995, the Company declared and paid in cash the quarterly dividend on its outstanding Preferred Stock in the amount of $70,000.


Note 8 - Employee Stock Options

The Financial Accounting Standards Board has issued Financial Accounting Standard No. 123 ("SFAS 123"). SFAS 123 allows companies to record compensation cost based on fair value of stock options, or to continue to record compensation cost under APB 25, "Accounting for Stock Issued to Employees" (compensation cost measured as the excess of fair value of the stock over the options price). For companies using APB 25, the notes to the financial statements must disclose pro forma net income and earnings per share as if it had used the fair value of stock options (SFAS 123). The Company does not believe that the requirements of SFAS 123 would have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

        The Company had working capital of $2,439,876 as of December 31, 1995, as compared to working capital of $1,989,629 as of September 30, 1995. The increase in the Company's working capital was due primarily to the partial repayment of a loan due to a related party and the Company's profits. The Company also had cash on hand as of December 31, 1995 of $587,998, as compared to $458,824 as of September 30, 1995.

        In accordance with the terms of an agreement with the former shareholders (the "Former Jackburn Shareholders") of Jackburn Mfg., Inc. ("Jackburn"), the Company paid the Former Jackburn Shareholders $30,004 in January, 1996 and $349,428 in January, 1995. Such payments represented Jackburn's excess cash flow, as defined under such agreement, for the years ended September 30, 1995 and 1994, respectively. At December 31, 1995, the Company had not accrued any amount toward September 30, 1996's excess cash flow liability. Payment of excess cash flow, if any, will be made in January, 1997.

        As of December 31, 1995, Jackburn owed PH II Holdings, Inc., a principal stockholder of the Company ("PH II Holdings"), the aggregate principal sum of $190,000 with respect to the senior collateralized promissory note (the "Senior Collateralized Note"), originally issued in the principal amount of $2,280,000. Such note bears interest at a rate equal to the higher of 12% or 2% over the prime rate, as reported in The Wall Street Journal from time to time
                                    -----------------------
(the "Prime Rate"). The rate on such note is currently 12%. The principal payments under such Senior Collateralized Note are payable in 48 equal monthly installments of $47,500, through April 30, 1996. The Senior Collateralized Note is guaranteed by the Company and collateralized by the assets and the capital stock of Jackburn, and sets forth certain affirmative and negative covenants required to be adhered to by Jackburn and the Company.

        In addition, on June 5, 1992, the Company issued a promissory note to PH II Holdings in the principal amount of $430,012. Such note currently bears interest at the higher of 10% or 2% over the Prime Rate and will mature on May 31, 2002. Such rate is currently at 10.75%

        As a consequence of the Jackburn acquisition in September, 1990, there remains outstanding a 9% Mortgage Note (the "Mortgage Note") in the principal amount of $604,000, due October, 2000. Pursuant to the terms of the Mortgage Note, principal is payable in four equal annual installments of $151,000 commencing October 1, 1997, and interest is payable monthly. The Mortgage Note is guaranteed by the Company, Jackburn, and AJH Corp., and is secured by a lien on three parcels of real property located in Girard, Pennsylvania, owned by Jackburn.

        In addition, the Company maintains a revolving credit loan of $1,000,000 with Fleet Bank, of which there was no outstanding balance at December 31, 1995. The revolving credit loan is payable on May 1, 1997 and bears interest at the rate of 1/2% above the bank's peg rate, as announced from time to time for short-term commercial loans. Interest on the revolving credit loan is payable monthly in arrears on the last business day of each month and at maturity. In addition, the Company entered into a $1,000,000 note with PH II Holdings, which funding was used, in part, to finance the Setterstix Corp. acquisition in April, 1990. Pursuant to the terms of this note, the Company agreed to pay PH II Holdings the principal amount of $1,000,000 on April 30, 1997. Such note bears interest at the higher of 10% or 2% over the Prime Rate. The rate on such note is currently 10.75%.

        On December 31, 1993, the Company declared and paid all accrued and unpaid dividends on its Preferred Stock through that date. Payment in the amount of $1,116,710 was in the form of a secured promissory note to PH II Holdings due on December 31, 1995. The Company has repaid $516,710 of such promissory note by the date due. The remaining balance due of $600,000 has been rolled forward on a month-to-month basis and is payable upon demand. The interest rate on the remaining balance is at the higher of 10% or 2% over the Prime Rate. Currently, this note is classified as a current liability and bears interest at 10.75%.

        The Company intends to fund its operations in the near term from cash on hand and from cash flow generated from operations, and from the existing, unused line of credit from Fleet Bank, as described above (which unused line of credit equalled $1,000,000 at December 31, 1995). Depending upon the amount of revenues generated from Setterstix and Jackburn, the Company may require additional financing. As a consequence of the aforementioned loan transactions, the Company is currently operating under the following additional restrictions. The Company's wholly-owned subsidiary, Jackburn, has agreed with PH II Holdings not to, among other things, repay the Company for indebtedness owing in an amount to exceed $350,000 in principal, to declare any dividends on its capital stock, or to make loans or convey assets to the Company or pay the Company any fees in excess of $250,000 in the aggregate during any fiscal year of Jackburn, as long as certain indebtedness is outstanding. Except as described herein, the Company is unaware of any other material commitments which may adversely affect its liquidity in the near term.

Results of Operations
---------------------

Three Months Ended December 31, 1995, as compared to the Three Months Ended
---------------------------------------------------------------------------
December 31, 1994
-----------------

        The Company, on a consolidated basis, generated net sales of $4,241,249 for the three- month period ended December 31, 1995, as compared to net sales of $4,139,549 for the same period of the prior year.

        The overall 2.5% increase in sales over the prior year was due to an increase in sales (20%) at the Company's Setterstix subsidiary, offset by lower sales (17.5%) at Jackburn. The increase in sales at Setterstix was due to increases in prices over the prior period.

        Gross profit was $1,205,928 (28% gross profit margin) for the three months ended December 31, 1995, as compared to $1,189,696 (29% gross profit margin) for the same period of the previous year. The increase in gross profit was due to the increase in revenues. The decrease in gross profit margin was due to higher cost of materials at Setterstix and a change in certain product mix among customers at Jackburn.

        Selling, general and administrative expenses were $650,325 and $597,460 for the three months ended December 31, 1995 and 1994, respectively. The increase was due to higher administrative expenses at Setterstix and at the corporate level.

        Interest expense was $88,400 versus $119,930 for the three months ended December 31, 1995 and 1994. The decrease is the result of reduced debt principal levels.

        The Company generated net income of $402,959 for the three months ended December 31, 1995, as compared to net income of $367,103 for the same period of the prior year.

        The increase in net income was the result of the increase in sales and gross profits plus the reduction of interest and amortization expenses, partially offset by higher selling, general and administrative expenses.

                          PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

               None.


        (b) Reports on Form 8-K.

               No reports were filed on Form 8-K during the three months ended December 31, 1995.

                                  SIGNATURES
                                  ----------



        Pursuant to the requirement of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: February 7, 1996            By:  /s/ Frederick A. Rossetti
                                        ----------------------------
                                        Frederick A. Rossetti, President,
                                        Principal Executive Officer,
                                        and Principal Accounting Officer