Form 10-Q
period 1996-03-31
THT INC
filed 1996-05-09
CIK 721602

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996
                               ---------------------------

                                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number   O-11365
                       -----------------

                                   THT Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        73-1284563
- - -----------------------------                          -------------------

(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

33 Riverside Avenue, Westport, CT                           06880
- - ------------------------------------------             -------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (203) 226-6408
                                                   ------------------

                                     N/A
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

     As of May 8, 1996, the Registrant had 3,982,605 shares of Common Stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                                    THT Inc.
                      Condensed Consolidated Balance Sheet

                                                March 31, 1996         September 30, 1995
                                                --------------         ------------------
                                                (Unaudited)
Assets:

Current Assets:
  Cash and Cash Equivalents                        $   376,256              $   458,824
  Trade Accounts Receivable (net of allowances
    of $19,001 at March 31, 1996, and $25,000
    at September 30, 1995)                           1,837,020                1,755,727
  Inventories                                        1,910,362                2,009,346
  Deferred Income Taxes                                277,000                  277,000
  Other Current Assets                                  88,059                  150,385
                                                   -----------              -----------

       Total Current Assets                          4,488,697                4,651,282

Net Property, Plant & Equipment                      2,988,537                2,854,266
Net Intangible Assets, Primarily Goodwill            3,242,961                3,295,907
Other Assets                                           271,291                  236,572
                                                   -----------              -----------

       Total Assets                                $10,991,486              $11,038,027
                                                   ===========              ===========

   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                Condensed Consolidated Balance Sheet (Continued)

                                                        March 31, 1996        September 30, 1995
                                                        --------------        -------------------
                                                        (Unaudited)
Liabilities and Stockholders' Equity
- - ------------------------------------

Current Liabilities:
  Accounts Payable & Accrued Liabilities                $   788,096               $ 1,266,089
  Due to Former Shareholders - Current                        1,976                    31,980
  Note to Related Party - Current                           647,500                 1,332,500
  Current Portion of Long-Term Debt                          53,420                    17,034
  Income Taxes Payable                                       62,181                    14,050
                                                        -----------               -----------

       Total Current Liabilities                          1,553,173                 2,661,653

Long-Term Liabilities
  Due to Former Shareholders - Jackburn                     604,000                   604,000
  Notes to Related Party                                  1,430,012                 1,430,012
  Deferred Income Taxes                                     371,000                   371,000
  Long-Term Debt                                            146,000                    24,135
  Other Long-Term Liabilities                               348,772                   303,807
                                                        -----------               -----------

       Total Liabilities                                  4,452,957                 5,394,607

Stockholders' Equity:

  Cumulative 14% nonvoting Preferred Stock,
    $.01 par value; 5,000 shares authorized,
    2,000 shares outstanding                              2,000,000                 2,000,000
  Common Stock, $.01 par value; 25,000,000 shares
    authorized, 3,982,605 shares issued at
    March 31, 1996, and at September 30, 1995               39,826                    39,826
  Additional Paid-In Capital                             13,055,280                13,055,280
  Accumulated Deficit                                    (8,556,577)               (9,451,686)
                                                        -----------               -----------

       Total Stockholders' Equity                         6,538,529                 5,643,420
                                                        -----------               -----------

Total Liabilities & Stockholders' Equity                $10,991,486               $11,038,027
                                                        ===========               ===========

  The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                 Condensed Consolidated Statement of Operations
                                  (Unaudited)

                                                             Three Months Ended               Six Months Ended
                                                                  March 31,                       March 31,
                                                           1996              1995           1996            1995
                                                           ----              ----           ----            ----

Net Sales                                              $ 5,059,075       $  4,958,230    $ 9,300,324    $  9,097,779
Costs and Expenses:
  Cost of Sales                                          3,430,836          3,417,719      6,466,157       6,367,572
  Selling, General & Administrative Expenses               810,933            660,159      1,461,258       1,257,619
                                                       -----------       ------------    -----------    ------------
                                                         4,241,769          4,077,878      7,927,415       7,625,191
                                                       -----------       ------------    -----------    ------------

Income from Operations                                     817,306            880,352      1,372,909       1,472,588

Other income (expense):
  Interest Expense                                         (76,673)          (111,255)      (165,073)       (231,185)
  Interest Income                                            4,377              8,474         14,678          19,947
  Other                                                    (17,860)           (52,428)       (39,405)       (111,104)
                                                       -----------       ------------    -----------    ------------

Income Before Income Taxes                                 727,150            725,143      1,183,109       1,150,246

Income Taxes:
  Federal                                                  (25,000)           (34,000)       (34,000)        (41,000)
  State                                                    (70,000)           (83,000)      (114,000)       (134,000)
                                                       -----------       ------------    -----------    ------------
                                                           (95,000)          (117,000)      (148,000)       (175,000)
                                                       -----------       ------------    -----------    ------------

Net Income                                                 632,150            608,143      1,035,109         975,246

Dividend on Preferred Stock                                (70,000)           (70,000)      (140,000)       (140,000)
                                                       -----------       ------------    -----------    ------------

Net Income Available to
   Common Stockholders                                 $   562,150       $    538,143    $   895,109    $    835,246
                                                       ===========       ============    ===========    ============

Accumulated Deficit - Beginning of Period               (9,118,727)       (10,690,063)    (9,451,686)    (10,987,166)

Accumulated Deficit - End of Period                    $(8,556,577)      $(10,151,920)   $(8,556,577)   $(10,151,290)
                                                       ===========       ============    ===========    ============

Net Income per Common Share
   (After Preferred Stock Dividend)                    $       .14       $        .11    $       .22    $        .18
                                                       ===========       ============    ===========    ============

Primary weighted average number
  of shares outstanding                                  3,982,605          4,527,014      3,982,605       4,527,014
                                                       ===========       ============    ===========    ============

Fully diluted earnings per share is not presented, in that the effect in each period is not material.

   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                       Six Months Ended
                                                            March 31,
                                                      1996          1995
                                                    ----------------------
Cash flows from operating activities:

Net income                                          $1,035,109   $ 975,246
                                                    ----------   ---------
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                       275,727     304,621
   Deferred compensation                                44,966      17,480
   Changes in assets and liabilities:
     Accounts receivable, net                          (81,293)   (375,275)
     Inventories                                        98,984    (156,824)
     Other current assets                               62,326     179,801
     Other assets                                      (34,719)    (14,943)
     Accounts payable and accrued liabilities         (477,993)      8,028
     Due to former shareholders - current              (30,004)   (349,428)
     Income taxes payable                               48,131      77,387
                                                    ----------   ---------

   Net cash provided by operating activities           941,234     666,093

Cash flows from investing activities:

Purchase of property and equipment                    (357,052)   (106,380)
                                                    ----------   ---------

   Net cash used in investing activities              (357,052)   (106,380)

   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
           Condensed Consolidated Statement of Cash Flows (Continued)
                                  (Unaudited)

                                                  Six Months Ended
                                                      March 31,
                                                 1996             1995
                                               -------------------------
Cash flows from financing activities:

Repayment of debt                               (702,615)      (410,227)
Repayment of credit line                                         (1,000)
Cash dividends paid                             (140,000)       (70,000)
Current portion of long-term debt                 36,386
Long-term debt - Proceeds                        139,479
                                               ---------       ---------

   Net cash used in financing activities        (666,750)      (481,227)
                                               ---------        -------

   Net (decrease) increase in cash and
    cash equivalents                             (82,568)        78,486

   Cash and cash equivalents at beginning
    of period                                    458,824      1,149,467
                                               ---------     ----------

   Cash and cash equivalents at end of period  $ 376,256     $1,227,953
                                               =========     ==========



Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:

    Interest                                   $  129,222    $  205,990
                                               ==========    ==========

    Taxes                                      $  103,085    $  124,768
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

     Certain reclassifications have been made to the September 30, 1995 financial statements to conform to the March 31, 1996 presentation.

     The condensed consolidated financial statements for the three-month and six month periods ended March 31, 1996 and 1995 are unaudited but, in the opinion of Management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of such interim periods. Interim results are not necessarily indicative of results for a full year.

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

    Inventories consist of the following:

                                              March 31,       September 30,
                                                1996              1995
                                                ----              ----
Raw materials                             $      552,418     $    1,034,081
Work in process                                  215,364            267,003
Finished goods                                 1,068,866            645,788
Packaging and supplies                            73,714             62,474
                                          --------------     --------------
Total inventories                         $    1,910,362     $    2,009,346
                                           =============      =============

Note 4 - Property, Plant and Equipment

Property, plant and equipment consist of:

                                              March 31,       September 30,
                                                1996              1995
                                                ----              ----
Land                                      $       67,000     $        67,000
Buildings and improvements                     1,640,130           1,378,465
Machinery and equipment                        3,389,999           3,299,387
Furniture, fixtures & autos                       92,538              87,765
                                          --------------     ---------------
                                               5,189,667           4,832,617

Less accumulated depreciation                  2,201,130           1,978,351
                                          --------------     ---------------
Total property, plant and equipment       $    2,988,537     $     2,854,266
                                           =============      ==============

Note 5 - Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Number 109 "Accounting for Income Taxes" (FAS No. 109"). The Company anticipates utilizing its deferred tax assets primarily to the extent of its deferred tax liabilities. As of March 31, 1996, the Company had available net operating loss carry-forwards for tax purposes of approximately $3,310,000 which expire in varying amounts from 1999 through 2004.

Note 6 -  Net Income per Common Share

     Net income per Common Share is calculated by dividing net income after reduction for dividends on Preferred Stock, by the weighted average number of shares of Common Stock outstanding during the three and six months ended March 31, 1996 and 1995.

Note 7 - Preferred Stock

     For the first and second quarters ended December 31, 1995 and March 31, 1996, the Company has declared and paid cash dividends on its outstanding Preferred Stock in the amount of $70,000 per quarter.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's other filings with the Securities and Exchange Commission.

Liquidity and Capital Resources
- - -------------------------------

     The Company had working capital of $2,935,524 as of March 31, 1996, as compared to working capital of $1,989,629 as of September 30, 1995. The increase in the Company's working capital was due primarily to the partial repayment of a loan due to a related party and the Company's profits. The Company also had cash on hand as of March 31, 1996 of $376,256, as compared to $458,824 as of September 30, 1995.

     In accordance with the terms of an agreement with the former shareholders (the "Former Jackburn Shareholders") of Jackburn Mfg., Inc. ("Jackburn"), the Company paid the Former Jackburn Shareholders $30,004 in January, 1996 and $349,428 in January, 1995. Such payments represented Jackburn's excess cash flow, as defined under such agreement, for the years ended September 30, 1995 and 1994, respectively. At March 31, 1996, the Company had not accrued any new amount toward September 30, 1996's excess cash flow liability. Payment of excess cash flow, if any, will be made in January, 1997.

     As of March 31, 1996, Jackburn owed PH II Holdings, Inc., a principal stockholder of the Company ("PH II Holdings"), the aggregate principal sum of $47,500 with respect to the senior collateralized promissory note (the "Senior Collateralized Note"), originally issued in the principal amount of $2,280,000. Such note bears interest at a rate equal to the higher of 12% or 2% over the prime rate, as reported in The Wall Street Journal from time to time (the "Prime
                           -----------------------
Rate"). The rate on such note is currently 12%. The principal payments under such Senior Collateralized Note were payable in 48 equal monthly installments of $47,500, with the final principal payment made on April 30, 1996.

     In addition, on June 5, 1992, the Company issued a promissory note to PH II Holdings in the principal amount of $430,012. Such note currently bears interest at the higher of 10% or 2% over the Prime Rate and will mature on May 31, 2002. Such rate is currently at 10.25%

     As a consequence of the Jackburn acquisition in September, 1990, there remains outstanding a 9% Mortgage Note (the "Mortgage Note") in the principal amount of $604,000, due October, 2000. Pursuant to the terms of the Mortgage Note, principal is payable in four equal annual installments of $151,000 commencing October 1, 1997, and interest is payable monthly. The Mortgage Note is guaranteed by the Company, Jackburn, and AJH Corp., and is secured by a lien on three parcels of real property located in Girard, Pennsylvania, owned by Jackburn.

     In addition, the Company maintains a revolving credit loan of $1,000,000 with Fleet Bank, of which there was no outstanding balance at March 31, 1996. The revolving credit loan is payable on May 1, 1997 and bears interest at the rate of 1/2% above the bank's peg rate, as announced from time to time for short-term commercial loans. Interest on the revolving credit loan is payable monthly in arrears on the last business day of each month and at maturity. In addition, the Company entered into a $1,000,000 note with PH II Holdings, which funding was used, in part, to finance the Setterstix Corp. acquisition in April, 1990. Pursuant to the terms of this note, the Company agreed to pay PH II Holdings the principal amount of $1,000,000 on April 30, 1997. Such note bears interest at the higher of 10% or 2% over the Prime Rate. The rate on such note is currently 10.25%.

     On December 31, 1993, the Company declared and paid all accrued and unpaid dividends on its Preferred Stock through that date. Payment in the amount of $1,116,710 was in the form of a secured promissory note to PH II Holdings due on March 31, 1996. The Company has repaid $516,710 of such promissory note by the date due. The remaining balance due of $600,000 has been rolled forward on a month-to-month basis and is payable upon demand. The interest rate on the remaining balance is at the higher of 10% or 2% over the Prime Rate. Currently, this note is classified as a current liability and bears interest at 10.25%.

     The Company intends to fund its operations in the near term from cash on hand and from cash flow generated from operations, and from the existing, unused line of credit from Fleet Bank, as described above (which unused line of credit equalled $1,000,000 at March 31, 1996). Depending upon the amount of revenues generated from Setterstix and Jackburn, the Company may require additional financing. Except as described herein, the Company is unaware of any other material commitments which may adversely affect its liquidity in the near term.

Results of Operations
- - ---------------------

Six Months Ended March 31, 1996, as compared to the Six Months Ended March 31,
- - ------------------------------------------------------------------------------
1995
- - ----

     The Company, on a consolidated basis, generated net sales of $9,300,324 for the six-month period ended March 31, 1996, as compared to net sales of $9,097,779 for the same period of the prior year.

     The overall 2% increase in sales over the prior year was due to a 17% increase in sales at the Company's Setterstix subsidiary, offset by a 15% decrease at its Jackburn subsidiary The increase in sales at Setterstix was due primarily to an increase in prices, offset by a decrease in volume. The decrease in sales at Jackburn was due to volume decreases.

     Gross profit was $2,834,167 (30% gross profit margin) for the six months ended March 31, 1996, as compared to $2,730,207 (30% gross profit margin) for the same period of the previous year. The increase in gross profit was due directly to the increase in revenues.

     Selling, general and administrative expenses were $1,461,258 and $1,257,619 for the six months ended March 31, 1996 and 1995, respectively. The 16% increase was due to higher selling expenses needed to support the increased sales volume, and higher general and administrative expenses as a result of accrued incentives due to higher earnings.

     Interest expense was $165,073 versus $231,185 for the six months ended March 31, 1996 and 1995, respectively. The decrease is the result of reduced debt principal levels and lower interest rates from the prior year.

     The Company generated net income of $1,035,109 for the six months ended March 31, 1996, as compared to net income of $975,246 for the same period of the prior year.

     The increase in net income was the result of the increase in sales and gross profits, plus the reduction in interest and amortization expenses, partially offset by higher selling, general and administrative expenses.


Three Months Ended March 31, 1996, as compared to the Three Months Ended March
- - ------------------------------------------------------------------------------
31, 1995
- - --------

     The Company, on a consolidated basis, generated net sales of $5,059,075 for the three-month period ended March 31, 1996, as compared to net sales of $4,958,230 for the same period of the prior year.

     The overall 2% increase in sales over the prior year was due to an 18% increase in sales at the Company's Setterstix subsidiary, offset by a 16% decrease at its Jackburn subsidiary. The increase in sales at the Setterstix subsidiary was due mainly to price increases, while the decrease in sales at Jackburn was due mainly to reduced volume.

     Gross profit was $1,628,239 (32% gross profit margin) for the three months ended March 31, 1996, as compared to $1,540,511 (31% gross profit margin) for the same period of the previous year. The increase in gross profit was due mainly to the increase in revenues. The increase in gross profit margin was due to the sale of certain inventory items previously manufactured at lower prices and lower costs of packaging materials.

     Selling, general and administrative expenses were $810,933 and $660,159 for the three months ended March 31, 1996 and 1995, respectively. The 23% increase was due to higher selling expenses needed to support the increased sales volume, and higher general and administrative expenses due to accrued incentives due to higher earnings.

     Interest expense was $76,673 versus $111,255 for the three months ended March 31, 1996 and 1995, respectively. The decrease is the result of reduced debt principal levels and lower interest rates from the prior year.

     The Company generated net income of $632,150 for the three months ended March 31, 1996, as compared to net income of $608,143 for the same period of the prior year.

     The increase in net income was the result of the increase in sales and gross profits plus the reduction in interest and amortization expenses, partially offset by higher selling, general and administrative expenses during the period.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

       (a) Exhibits.

             None.


       (b) Reports on Form 8-K.

             No reports were filed on Form 8-K during the three months ended March 31, 1996.