Form 10-Q
period 1996-06-30
THT INC
filed 1996-07-30
CIK 721602

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996
                               --------------------------------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ---------
Commission file number   O-11365
                       -----------------

                                              THT Inc.
                       ------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

         Delaware                                            73-1284563
- - --------------------------------------                     --------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

33 Riverside Avenue, Westport, CT                              06880
- - ----------------------------------------                   --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (203) 226-6408
                                                           --------------


                             N/A
- - --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes    x     No
                                              -------     -------

     As of July 25, 1996, the Registrant had 3,982,605 shares of Common Stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements

                                    THT Inc.
                      Condensed Consolidated Balance Sheet



                                                June 30, 1996   September 30, 1995
                                                -------------   ------------------
                                                (Unaudited)


Assets:

Current Assets:
  Cash and Cash Equivalents                      $   410,013   $   458,824
  Trade Accounts Receivable (net of allowances
    of $25,643 at June 30, 1996, and $25,000
    at September 30, 1995)                         1,749,054     1,755,727
  Inventories                                      1,711,240     2,009,346
  Deferred Income Taxes                              277,000       277,000
  Other Current Assets                               182,759       150,385
                                                 -----------   -----------

       Total Current Assets                        4,330,066     4,651,282

Net Property, Plant & Equipment                    2,962,355     2,854,266
Net Intangible Assets, Primarily Goodwill          3,252,510     3,295,907
Other Assets                                         279,737       236,572
                                                 -----------   -----------

       Total Assets                              $10,824,668   $11,038,027
                                                 ===========   ===========




   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                Condensed Consolidated Balance Sheet (Continued)


                                               June 30, 1996   September 30, 1995
                                               --------------  -------------------
                                                (Unaudited)
Liabilities and Stockholders' Equity
- - ------------------------------------------

Current Liabilities:
  Accounts Payable & Accrued Liabilities         $   862,342          $ 1,266,089
  Due to Former Shareholders - Current                37,999               31,980
  Note to Related Party - Current                    850,000            1,332,500
  Current Portion of Long-Term Debt                   53,420               17,034
  Income Taxes Payable                                73,082               14,050
                                                 -----------          -----------

       Total Current Liabilities                   1,876,843            2,661,653

Long-Term Liabilities
  Due to Former Shareholders - Jackburn              604,000              604,000
  Notes to Related Party                             430,012            1,430,012
  Deferred Income Taxes                              371,000              371,000
  Long-Term Debt                                     133,152               24,135
  Other Long-Term Liabilities                        371,255              303,807
                                                 -----------          -----------

       Total Liabilities                           3,786,262            5,394,607

Stockholders' Equity:

  Cumulative 14% nonvoting Preferred
   Stock,
    $.01 par value; 5,000 shares authorized,
    2,000 shares outstanding                       2,000,000            2,000,000
  Common Stock, $.01 par value; 25,000,000 shares
    authorized, 3,982,605 shares issued at
    June 30, 1996, and at September 30, 1995          39,826               39,826
  Additional Paid-In Capital                      13,055,280           13,055,280
  Accumulated Deficit                             (8,056,700)          (9,451,686)
                                                 -----------          -----------

       Total Stockholders' Equity                  7,038,406            5,643,420
                                                 -----------          -----------

Total Liabilities & Stockholders' Equity         $10,824,668          $11,038,027
                                                 ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                 Condensed Consolidated Statement of Operations
                                  (Unaudited)

                                                     Three Months Ended            Nine Months Ended
                                                          June 30,                      June 30,
                                                    1996           1995           1996           1995
                                                -------------  -------------  -------------  -------------

Net Sales                                        $ 5,125,803   $  4,890,230    $14,426,127   $ 13,988,009
Costs and Expenses:
  Cost of Sales                                    3,425,083      3,382,151      9,891,240      9,749,723
  Selling, General & Administrative Expenses         949,883        660,250      2,411,141      1,917,869
                                                 -----------   ------------    -----------   ------------
                                                   4,374,966      4,042,401     12,302,381     11,667,592
                                                 -----------   ------------    -----------   ------------

Income from Operations                               750,837        847,829      2,123,746      2,320,417

Other income (expense):
  Interest Expense                                   (65,134)      (112,036)      (230,207)      (343,221)
  Interest Income                                      6,552          5,431         21,230         25,378
  Other                                              (55,378)       (64,896)       (94,783)      (176,000)
                                                 -----------   ------------    -----------   ------------

Income Before Income Taxes                           636,877        676,328      1,819,986      1,826,574

Income Taxes:
  Federal                                            (21,000)       (21,000)       (55,000)       (62,000)
  State                                              (46,000)       (78,000)      (160,000)      (212,000)
                                                  -----------   ------------    -----------   ------------
                                                     (67,000)       (99,000)      (215,000)      (274,000)
                                                  -----------   ------------    -----------   ------------

Net Income                                           569,877        577,328      1,604,986      1,552,574

Dividend on Preferred Stock                          (70,000)       (70,000)      (210,000)      (210,000)
                                                  -----------   ------------    -----------   ------------

Net Income Available to
   Common Stockholders                           $   499,877   $    507,328    $ 1,394,986   $  1,342,574
                                                  ===========   ============    ===========   ============

Accumulated Deficit - Beginning of Period         (8,556,577)   (10,151,920)    (9,451,686)   (10,987,166)

Accumulated Deficit - End of Period              $(8,056,700)  $ (9,644,592)   $(8,056,700)  $ (9,644,592)
                                                  ===========   ============    ===========   ============

Primary and Fully Diluted
   Net Income per Common Share
   (After Preferred Stock Dividend)                     $.13           $.13           $.35           $.31
                                                  ===========   ============    ===========   ============

Primary weighted average number
  of shares outstanding                            3,982,605      3,982,605      3,982,605      4,345,544
                                                  ===========   ============    ===========   ============

  The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                         Nine Months Ended
                                                              June 30,
                                                         1996          1995
                                                     ------------  ------------

Cash flows from operating activities:

Net income                                            $1,604,986    $1,552,574
                                                      ----------    ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation and amortization                      413,389       493,234
      Deferred compensation                               67,448        26,219
      Accounts receivable write-off                      280,111
      Loss on disposal of property                        35,553
      Changes in assets and liabilities:
         Accounts receivable, net                       (273,438)     (285,513)
         Inventories                                     298,106       178,377
         Other current assets                            (32,374)       81,689
         Other assets                                    (43,165)      (40,317)
         Accounts payable and accrued liabilities       (403,747)     (416,210)
         Due to former shareholders - current            (30,004)     (349,428)
         Income taxes payable                             59,032       131,050
                                                       ----------    ----------

      Net cash provided by operating activities        1,975,897     1,371,675

Cash flows from investing activities:

Purchase of property and equipment (net)                (477,532)     (162,234)
                                                       ----------    ----------

      Net cash used in investing activities             (477,532)     (162,234)


   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
           Condensed Consolidated Statement of Cash Flows (Continued)
                                  (Unaudited)


                                                        Nine Months Ended
                                                             June 30,
                                                        1996          1995
                                                    ------------  ------------
Cash flows from financing activities:

Common Stock repurchased                                             (817,045)
Repayment of debt                                    (1,513,041)     (552,727)
Repayment of credit line                                             (451,000)
Cash dividends paid                                    (210,000)      (70,000)
Current portion of long-term debt                        36,386
Long-term debt - Proceeds                               139,479
                                                     -----------

      Net cash used in financing activities          (1,547,176)   (1,890,772)
                                                     -----------   -----------

      Net decrease in cash and
        cash equivalents                                (48,811)     (681,331)

      Cash and cash equivalents at beginning
        of period                                       458,824     1,149,467
                                                     -----------   -----------

      Cash and cash equivalents at end of period    $   410,013   $   468,136
                                                     ===========   ===========


Supplemental disclosure of cash flow information:
 Cash paid during the period for:

  Interest                                          $  164,096    $   304,436
                                                    ==========    ===========

  Taxes                                             $  156,185    $   348,293
                                                    ==========    ===========

Intangible Assets increased by $37,999 and $244,151 for the periods ended June 30,1996 and 1995, respectively, as a result of amounts accrued for payment to the former Jackburn Mfg., Inc. shareholders under the terms of an earnout.


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

    Certain reclassifications have been made to the September 30, 1995 financial statements to conform to the June 30, 1996 presentation.

    The condensed consolidated financial statements for the three-month and nine-month periods ended June 30, 1996 and 1995 are unaudited but, in the opinion of Management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of such interim periods. Interim results are not necessarily indicative of results for a full year.

Note 2 - Subsequent Event

    On July 17, 1996, Setterstix's second largest customer filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, District of Delaware. As a result of this action, the Company wrote off $280,111 of accounts receivable with this customer at June 30, 1996. For the nine months ended June 30, 1996, this customer accounted for 21% of the sales of Setterstix and 13% of the Company's total sales for the period. Although this customer is continuing its operations, the effect of this action on future sales is uncertain at this time. However, the Company believes that the loss of future sales of this customer will not have a material adverse effect on the financial condition of the Company.

Note 3 - Common Stock Repurchase

    On March 10, 1995, the Company repurchased 544,402 shares of its Common Stock for $817,045.

Note 4 - Inventories

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

    Inventories consist of the following:

                                            June 30,              September 30,
                                              1996                     1995
                                              ----                     ----

  Raw materials                       $      574,472          $     1,034,081
  Work in process                            244,743                  267,003
  Finished goods                             838,717                  645,788
  Packaging and supplies                      53,308                   62,474
  Total inventories                   --------------          ---------------
                                      $    1,711,240          $     2,009,346
                                      ==============          ===============


Note 5 - Property, Plant and Equipment

Property, plant and equipment consist of:


                                            June 30,              September 30,
                                             1996                     1995
                                             ----                     ----

  Land                                $       62,000          $       67,000
  Buildings and improvements               1,686,838               1,378,465
  Machinery and equipment                  3,398,062               3,299,387
  Furniture, fixtures & autos                111,812                  87,765
                                             -------                 -------
                                           5,258,712               4,832,617
  Less accumulated depreciation            2,296,357               1,978,351
                                      --------------          --------------
  Total property, plant and equipment $    2,962,355          $    2,854,266
                                      ==============          ===============

Note 6 - Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Number 109 "Accounting for Income Taxes" (FAS No. 109"). The Company anticipates utilizing its deferred tax assets primarily to the extent of its deferred tax liabilities. As of June 30, 1996, the Company had available net operating loss carry-forwards for tax purposes of approximately $2,675,000 which expire in varying amounts from 1999 through 2004.

Note 7 -  Net Income per Common Share

    Net income per Common Share is calculated by dividing net income after reduction for dividends on Preferred Stock, by the weighted average number of shares of Common Stock outstanding during the three and nine months ended June 30, 1996 and 1995.


Note 8 - Preferred Stock

      For each of the three quarters ended December 31, 1995, March 31, 1996, and June 30, 1996, the Company has declared and paid cash dividends on its outstanding Preferred Stock in the amount of $70,000 per quarter.

Note 9 - Employee Stock Options

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

Liquidity and Capital Resources
- - -------------------------------

    The Company had working capital of $2,453,223 as of June 30, 1996, as compared to working capital of $1,989,629 as of September 30, 1995. The increase in the Company's working capital was due primarily to the Company's profits, partially offset by certain loans which have become due in the next 12 months and have been reclassified as current liabilities. The Company also had cash on hand as of June 30, 1996 of $410,013, as compared to $458,824 as of September 30, 1995.

    In accordance with the terms of an agreement with the former shareholders (the "Former Jackburn Shareholders") of Jackburn Mfg., Inc. ("Jackburn"), the Company paid the Former Jackburn Shareholders $30,004 in January, 1996 and $349,428 in January, 1995. Such payments represented Jackburn's excess cash flow, as defined under such agreement, for the years ended September 30, 1995 and 1994, respectively. At June 30, 1996, the Company had accrued $37,999 toward September 30, 1996's excess cash flow liability. Payment of any excess cash flow will be made in January, 1997.

    On June 5, 1992, the Company issued a promissory note to PH II Holdings, Inc., a principal stockholder of the Company ("PH II Holdings") in the principal amount of $430,012. Such note currently bears interest at the higher of 10% or 2% over the Prime Rate, as reported in The Wall Street Journal from time to time
                                       -----------------------
(the "Prime Rate") and will mature on May 31, 2002. Such rate is currently at 10.25%

    As a consequence of the Jackburn acquisition in September, 1990, there remains outstanding a 9% Mortgage Note (the "Mortgage Note") in the principal amount of $604,000, due October, 2000. Pursuant to the terms of the Mortgage Note, principal is payable in four equal annual installments of $151,000 commencing October 1, 1997, and interest is payable monthly. Such principal payments are deferred if certain cash flow requirements are not met by Jackburn. The Mortgage Note is guaranteed by the Company, Jackburn, and AJH Corp., and is secured by a lien on three parcels of real property located in Girard, Pennsylvania, owned by Jackburn.

    The Company maintains a revolving credit loan of $1,000,000 with Fleet Bank, of which there was no outstanding balance at June 30, 1996. The revolving credit loan is payable on May 1, 1997 and bears interest at the rate of 1/2% above the bank's peg rate, as announced from time to time for short-term commercial loans. Interest on the revolving credit loan is payable monthly in arrears on the last business day of each month and at maturity. In addition, the Company entered into a $1,000,000 note with PH II Holdings, which funding was used, in part, to finance the Setterstix Corp. acquisition in April, 1990. Pursuant to the terms of this note, the Company agreed to pay PH II Holdings the principal amount, currently at $850,000, on April 30, 1997. Such note bears interest at the higher of 10% or 2% over the Prime Rate. The rate on such note is currently 10.25%.

    On December 31, 1993, the Company declared and paid all accrued and unpaid dividends on its Preferred Stock through that date. Payment in the amount of $1,116,710 was in the form of a secured promissory note to PH II Holdings due on March 31, 1996. The Company had previously repaid $516,710 of such promissory note by the date due. The remaining balance of $600,000 had been rolled forward on a month-to-month basis and was repaid in full on May 31, 1996.

    The Company intends to fund its operations in the near term from cash on hand and from cash flow generated from operations, and from the existing, unused line of credit from Fleet Bank, as described above (which unused line of credit equalled $1,000,000 at June 30, 1996). Depending upon the amount of revenues generated from Setterstix and Jackburn, the Company may require additional financing. Except as described herein, the Company is unaware of any other material commitments which may adversely affect its liquidity in the near term.

Results of Operations
- - ---------------------

Nine Months Ended June 30, 1996, as compared to the Nine Months Ended June 30,
- - ------------------------------------------------------------------------------
1995
- - ----

    The Company, on a consolidated basis, generated net sales of $14,426,127 for the nine-month period ended June 30, 1996, as compared to net sales of $13,988,009 for the same period of the prior year.

    The overall 3% increase in sales over the prior year was due to a 7% increase in sales at the Company's Setterstix subsidiary, offset by a 4% decrease at its Jackburn subsidiary The increase in sales at Setterstix was due to increases in both price and volume. The decrease in sales at Jackburn was due to volume decreases.

    Gross profit was $4,534,887 (31% gross profit margin) for the six months ended June 30, 1996, as compared to $4,238,286 (30% gross profit margin) for the same period of the previous year. The increase in gross profit was due directly to the increase in revenues. The increase in gross profit margin was due to higher selling prices and lower direct labor and material costs.

    Selling, general and administrative expenses were $2,411,141 and $1,917,869 for the nine months ended June 30, 1996 and 1995, respectively. The 26% increase in selling, general and administrative expenses was the result of the significant write-off of accounts receivable (see Note 2) and accrued incentives due to higher earnings.

    Interest expense was $230,207 versus $343,221 for the nine months ended June 30, 1996 and 1995, respectively. The decrease is the result of reduced debt principal levels and lower interest rates from the prior year.

    The Company generated net income of $1,604,986 for the nine months ended June 30, 1996, as compared to net income of $1,552,574 for the same period of the prior year.

    The increase in net income was the result of the increase in sales and gross profits, plus the reduction in interest and amortization expenses, partially offset by higher selling, general and administrative expenses.

Three Months Ended June 30, 1996, as compared to the Three Months Ended June 30,
- - --------------------------------------------------------------------------------
1995
- - ----

    The Company, on a consolidated basis, generated net sales of $5,125,803 for the three-month period ended June 30, 1996, as compared to net sales of $4,890,230 for the same period of the prior year.

    The overall 5% increase in sales over the prior year was due to a 16% increase in sales at the Company's Setterstix subsidiary, offset by an 11% decrease at its Jackburn subsidiary. The increase in sales at the Setterstix subsidiary was due mainly to volume increases, while the decrease in sales at Jackburn was due mainly to reduced volume.

    Gross profit was $1,700,720 (33% gross profit margin) for the three months ended June 30, 1996, as compared to $1,508,079 (31% gross profit margin) for the same period of the previous year. The increase in gross profit was due mainly to the increase in revenues. The increase in gross profit margin was due to lower direct labor and material costs.

    Selling, general and administrative expenses were $949,883 and $660,250 for the three months ended June 30, 1996 and 1995, respectively. The 44% increase was due to higher selling, general and administrative expenses due to the significant write-off of accounts receivable (see Note 2).

    Interest expense was $65,134 versus $112,036 for the three months ended June 30, 1996 and 1995, respectively. The decrease is the result of reduced debt principal levels and lower interest rates from the prior year.

    The Company generated net income of $569,877 for the three months ended June 30, 1996, as compared to net income of $577,328 for the same period of the prior year.

    The decrease in net income was the result of the increase in sales and gross profits plus the reduction in interest and amortization expenses, offset by higher selling, general and administrative expenses during the period.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits.

         None.


    (b) Reports on Form 8-K.

         No reports were filed on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirement of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  July 25, 1996               By:  /s/ Frederick A. Rossetti
                                         ----------------------------
                                        Frederick A. Rossetti, President,
                                        Principal Executive Officer,
                                        and Principal Accounting Officer