Form 10-K405
period 1996-09-30
THT INC
filed 1996-12-04
CIK 721602

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended       September 30, 1996
                                     ----------------------------------
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from                   to
                                          -------------------  -----------------

Commission file number                                0-11365
                       ---------------------------------------------------------

                                      THT Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       73-1284563
-------------------------------           --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


33 Riverside Avenue, Westport, Connecticut                   06880
------------------------------------------     ---------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        (203) 226-6408
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each
     Title of Each Class                 Exchange on Which Registered
     -------------------                 ----------------------------
           None.                                    None.

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X  .  No     .
                     -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of the Common Stock held by non-affiliates of the Registrant as of November 25, 1996 was approximately $4,978,133. On such date, the average of the closing bid and asked prices of the Common Stock was approximately $2.50.

The Registrant had 3,982,605 shares of Common Stock outstanding as of November 25, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits listed on Part IV of this Annual Report are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, including the Registrant's Annual Report on Form 10-K for the fiscal years ended September 30, 1988, 1990, 1991, 1992, 1993 and 1995.

                                     PART I


Item 1. Business
        --------

      (a) General Development of Business
          -------------------------------

     THT Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 23, 1983. The Company conducts business through two operating subsidiaries, Jackburn Mfg., Inc., a Pennsylvania corporation ("Jackburn"), and Setterstix Corporation, a Delaware corporation ("Setterstix"). Jackburn is engaged in the business of manufacturing stove-top grills, fabricated steel parts and other wire forming products. Setterstix is engaged in the manufacture of rolled paper products used principally in the confectionery and health-related industries. Unless the context otherwise requires, "Company" shall hereinafter also include Setterstix and Jackburn.

      (b) Financial Information about Industry Segments
          ---------------------------------------------

     The Company, through its wholly-owned subsidiaries, is currently engaged in two different industry segments, the manufacture of fabricated steel products, and the manufacture of rolled paper products. See Note 14 to the Notes to the Consolidated Financial Statements.

      (c) Narrative Description of Business
          ---------------------------------

     The Company is engaged, through its wholly-owned subsidiary, Setterstix, in the manufacture, distribution and sale of rolled paper products for use principally in the confectionery and health-related industries. The rolled paper products are used by the confectionery and food industries in the manufacture of lollipops and assorted candies and foods which require a paper base in order to facilitate consumption. The rolled paper products are used by health-related industries principally as sanitary applicators (i.e., cotton swabs).

     In addition, through its wholly-owned subsidiary, Jackburn, the Company is engaged in the manufacture, distribution and sale of stove-top grills ("Grids"). A stove-top Grid is a product fabricated from steel and coated with powder or liquid enamel, and sits on top of a gas range. It is the surface which supports a pot or pan above the cooking flame. The Grids are used by manufacturers and suppliers of both consumer and institutional cooking stoves, outdoor barbecue grills and recreational vehicle stoves. In addition, the Company is engaged in the manufacture of fabricated steel parts, including wire forming products. The Company produces such wire forming products as pail and bucket handles, "S" hooks and special wire designs. The non-Grid product line of Jackburn accounts for approximately 16% of the gross sales of Jackburn.

     For the fiscal year ended September 30, 1996, Setterstix accounted for approximately 66% of the Company's total revenues, while Jackburn accounted for the remaining 34%. For each of the fiscal years ended September 30, 1995, and 1994, Setterstix accounted for approximately 58 % and 52 % of the Company's total revenues, respectively, and Jackburn for approximately 42% and 48%, respectively.

Sales and Marketing
-------------------

     Sales promotion activities with respect to both Setterstix and Jackburn include direct mail campaigns, participation in trade shows, and publicity and advertising principally in trade journals.

Sources and Availability of Raw Materials
-----------------------------------------

     With respect to Setterstix and Jackburn, the raw materials used in the manufacture of their respective products are purchased from suppliers located throughout the United States. Although Setterstix and Jackburn each acquired a material portion of the paper and steel used, respectively, in their manufacturing processes from single suppliers, the Company believes that none of the materials required for both the Setterstix and Jackburn operations are proprietary in nature and that such materials are in good supply and are available from multiple sources.

Patents, Trademarks and Licenses
--------------------------------

     There are currently five patents issued by the United States Patent and Trademark Office to Setterstix with respect to certain designs and equipment used in the manufacture of rolled paper products. Such patents were issued at various times commencing in 1978, and terminate at various times between 1997 and 1999. Although the Company believes that such patent protection will afford the Company protection, no assurance can be given that such patents will, if challenged, be upheld. Accordingly, the Company also relies upon trade secrets and confidentiality to protect the proprietary nature of its technology. The Company also was issued patents in Canada. The Company believes that the loss of any of its patents would not have an adverse affect on the business of the Company. In addition, the Company has obtained registrations from the United States Patent and Trademark Office for the trademark "Setterstix." The Company has also obtained trademark registration for the name "Setterstix" in the following countries: Australia, Canada, Germany, Great Britain, Ireland, Italy, and Mexico. No assurance can be given, however, that such foreign trademarks and patents would, if challenged be upheld, since among other things, the assignment of such trademarks and patents were not filed with the respective foreign patent/trademark offices by the previous owners thereof because it was not deemed cost-effective at the time.

     With respect to the Jackburn operations, the Company relies upon trade secrets and confidentiality to protect the proprietary nature of its technology.

Customers
---------

     For the fiscal year ended September 30, 1996, Setterstix had three customers each of which accounted for more than ten percent (10%) of Setterstix's total sales. Megas Beauty Aids accounted for approximately 25%, American White Cross, Inc. ("AWC") accounted for approximately 20%, and Presto Products Company accounted for approximately 13%. With respect to Jackburn, for the fiscal year ended September 30, 1996, Frigidaire Range Division accounted for approximately 35%, Amana Refrigeration, Inc. accounted for approximately 16% and Sunbeam Outdoor Products Co. accounted for approximately 11% of such entity's total sales. No other customers of Setterstix or Jackburn accounted for ten percent or more of its sales. The loss of any of such customers could have a material adverse effect on the respective businesses of Setterstix and Jackburn.

In July, 1996, one of the Company's customers, AWC, filed for Chapter 11 bankruptcy protection. While Setterstix continues to sell to AWC on a C.O.D. basis, the effect of this action on future business with AWC is uncertain at this time. If AWC ceases operations, Setterstix intends to make corresponding reductions in Manufacturing, Selling, General and Administrative expenses to minimize the loss of this customer. Management believes that, in the event of the loss of the AWC business, such loss would not have a material adverse effect on the Company's consolidated financial position.

Employees
---------

     The services of certain of the Executive Officers of the Company are provided through PH II, Inc. ("PH II"). See "Certain Relationships and Related Transactions."

     As of November 1, 1996, the Company employed 104 persons as follows: 2 executives, 11 general administrative employees, and 91 production personnel. With respect to such employees, 48 employees were employed with respect to the Setterstix operations in the following capacities: 1 executive, 6 general administrative; and 41 production. With respect to such employees, 56 employees were employed by Jackburn as follows: 1 as an executive, 5 general administrative and 50 production personnel.

     In connection with Setterstix, the Company has a contract with the International Association of Machinists and Aerospace Workers. The contract expires on May 2, 2001. The employees with respect to the Jackburn operations are not covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

Competition
-----------

     With respect to both the Setterstix and Jackburn operations, the Company competes directly with end-users who manufacture their own respective rolled paper and fabricated steel products for use in their manufacturing processes. The Company estimates that its United States market share in the rolled paper product business is approximately 80%. The Company estimates that its market share with respect to Grid products is approximately 60% and with respect to non-Grid products, less than 1%. Except as described herein and to the best of the Company's knowledge, there are no other entities which are dominant competitors in the rolled paper manufacturing or fabricated Grid products businesses. With respect to end-users with which the Company competes, such entities are larger and have greater financial resources than the Company.

Research and Development
------------------------

     The Company did not expend any funds on research and development activities during the last three fiscal years. With respect to its Setterstix and Jackburn operations, new products are only developed at the specific request of a customer and such development costs are reflected in the cost of goods sold.

Seasonal Business
-----------------

     The nature of the business in which the Company is engaged is not seasonal.

Backlog
-------

     As of September 30, 1996, Setterstix had a backlog of approximately $835,000, as compared to $787,000 as of September 30, 1995. Such backlog is expected to be filled within 30 days. With respect to Jackburn, as of September 30, 1996, Jackburn had a backlog of approximately $1,860,000, as compared to $1,897,000, as of September 30, 1995, which backlog is expected to be filled within 60-90 days. The Company believes such backlogs to be firm, although no assurance can be given that a particular customer may not cancel a purchase order. In the event of any such cancellation the customer will typically be assessed a penalty by the Company for such cancellation. The Company incurred no cancellations for which penalties were assessed by the Company during the fiscal year ended September 30, 1996.

Government Control
------------------

     No portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

Environmental Compliance
------------------------

      Environmental aspects of the Company's business are regulated principally by the ordinances of the localities where the Company's properties are situated. To the best of the Company's knowledge, the Company is in compliance with all environmental laws.

       (d)   Financial Information about Foreign and Domestic Operations and
             ---------------------------------------------------------------
             Export Sales
             ------------

      For the fiscal year ended September 30, 1996, Setterstix generated domestic sales of approximately $11,074,000 (or approximately 91% of total sales) and foreign sales of approximately $1,142,000 (or approximately 9%). For the fiscal year ended September 30, 1995, Setterstix generated domestic sales of approximately $9,512,000 (or approximately 89% of total sales) and foreign sales of approximately $1,156,000 (or approximately 11%). For the fiscal year ended September 30, 1994, Setterstix generated domestic sales of approximately $8,176,000 (or approximately 91% of total sales) and foreign sales of approximately $764,000 (or approximately 9%). With respect to Jackburn, substantially all of Jackburn's sales were domestic in origin during the last three fiscal years.



Item 2. Properties
        ----------

      The Company owns, with respect to its Jackburn operations, an approximate 50,000 square foot manufacturing plant in Girard, Pennsylvania; an approximate 20,000 square foot tool and die stamping plant in Girard, Pennsylvania; and an approximate 15,000 square foot warehouse facility in Girard, Pennsylvania. With respect to the Setterstix operations, the Company owns an approximate 29,000 square foot manufacturing plant in Cattaraugus, New York.


Item 3. Legal Proceedings
        -----------------

      The Company is currently not a party to any litigation nor is any litigation currently threatened which may adversely affect the Company's business or operations.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      No matter was submitted to the Company's stockholders for a vote during the quarter ended September 30, 1996.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------

      (a) The Company's Common Stock is traded in the over-the-counter market and has been quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "TXHI" since November 1983. The following table sets forth the range of high and low bid quotations for each quarterly period during the two most recent fiscal years as reported by NASDAQ. The quotations set forth below represent prices between dealers and do not including retail mark-ups, markdowns or commissions, nor do they represent actual transactions.


Fiscal 1996                            High Bid             Low Bid
-----------                            --------             -------

October 1, 1995 - December 31, 1995      $2.00               $1.62
January 1, 1996 - March 31, 1996          1.87                1.59
April 1, 1996 - June 30, 1996             2.62                1.62
July 1, 1996 - September 30, 1996         3.37                2.06

Fiscal 1995
-----------

October 1, 1994 - December 31, 1994      $1.13               $0.88
January 1, 1995 - March 31, 1995          1.50                1.00
April 1, 1995 - June 30, 1995             1.75                1.25
July 1, 1995 - September 30, 1995         2.00                1.44

      (b) As of November 25, 1996 there were 1,142 record holders of the Company's Common Stock. To the best of the Company's knowledge, there were an additional approximately 1,200 beneficial holders of the Company's Common Stock.

      (c) The Company has not paid any cash dividends to the holders of its Common Stock and presently intends to retain earnings for future business operations.

Item 6. Selected Financial Data
        -----------------------

      The following information represents certain selected consolidated financial data of the Company and its subsidiaries as of and for the years ended September 30, 1996, 1995, 1994, 1993, and 1992:


                                                                Year Ended September 30,
                                    1996              1995              1994              1993              1992
                                    ----              ----              ----              ----              ----
Results of Operations
---------------------

Net Sales                       $ 18,628,989      $ 18,469,444      $ 17,084,632      $ 16,424,616      $ 15,326,389

Income before Extraordi-
 nary Items and Cumula-
 tive Effect of Change in
 Accounting Principle           $  2,052,836      $  1,815,480      $  1,373,244      $    868,640      $  1,091,977

Extraordinary Income            $         --      $         --      $         --      $    540,000      $    743,000

 Cumulative Effect of
 Change in Accounting
 Principle                      $         --      $         --      $    226,800      $         --      $         --

Net Income                      $  2,052,836      $  1,815,480      $  1,600,044      $  1,408,640      $  1,834,977

Net Income
 per Common and
 Common Equivalent
 Share from Operations,
 after Preferred Stock
 Dividends and before
 Extraordinary Items and
 Cumulative Effect
 of Change in
 Accounting Principle           $        .45      $        .36      $        .24      $        .13      $        .18

Extraordinary Income            $         --      $         --      $         --      $        .13      $        .15

Cumulative Effect of
 Change in Accounting
 Principle                      $         --      $         --      $        .05      $         --      $         --

Net Income per Common
 and Common Equivalent
 Share
 - Primary                      $        .45      $        .36      $        .29      $        .26      $        .35
 - Fully Diluted                $        .45      $        .36      $        .29      $        .26      $        .33

Balance at Year End:
--------------------

Total Assets at end of
 Period                         $ 11,034,141      $ 11,038,027      $ 11,766,217      $ 11,711,900      $ 11,776,475

Long-term Debt                  $  1,034,012      $  2,058,147      $  3,524,391      $  3,357,664      $  5,445,650

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Liquidity and Capital Resources:
--------------------------------

      The Company had working capital of $2,624,931 as of September 30, 1996, as compared to working capital of $1,989,629 as of September 30, 1995. The increase in the Company's working capital was due primarily to the Company's profits which were partially offset by certain long-term liabilities which became due in the September 30, 1996 fiscal year, were reclassified as current, and subsequently repaid during the 1996 fiscal year. The Company also had cash on hand as of September 30, 1996 of $914,325, as compared to $458,824 as of September 30, 1995.

      In accordance with the terms of an agreement (the "Agreement"), with the former shareholders of Jackburn (the "Former Jackburn Shareholders"), the Company has accrued as of September 30, 1996, $8,821 for payment to the Former Jackburn Shareholders based on the excess cash flow, as defined in such Agreement.

      As of September 30, 1996, Jackburn had repaid in full to PH II Holdings, Inc., a principal stockholder of the Company ("PH II Holdings"), the remaining principal sum with respect to a senior collateralized promissory note, originally issued in the principal amount of $2,280,000.

      As a consequence of the Jackburn acquisition in September, 1990, there remains outstanding a 9% Mortgage Note (the "Mortgage Note") in the principal amount of $604,000, due October, 2000. Pursuant to the terms of the Mortgage Note, principal is payable in four equal annual installments of $151,000 commencing October 1, 1997, and interest is payable monthly. Such principal payments are deferred annually until October 1, 2000, if certain cash flow requirements are not met by Jackburn. The Mortgage Note is guaranteed by the Company and Jackburn and is secured by a lien on three parcels of real property located in Girard, Pennsylvania, owned by Jackburn.

      On June 5, 1992, the Company issued a promissory note to PH II Holdings in the principal amount of $430,012. Such note currently bears interest at the higher of 10% or 2% over the Prime Rate and will mature on May 31, 2002. The current rate is 10.25%.

      In addition, the Company maintains a revolving credit loan of $1,000,000 with Fleet Bank, of which no balance was outstanding at September 30, 1996. The revolving credit loan is payable on May 1, 1997 and bears interest at the rate of 1/2% above the bank's peg rate as announced from time to time for short-term commercial loans. Interest on the revolving credit loan is payable monthly in arrears on the last business day of each month and at maturity. In addition, the Company entered into a $1,000,000 note with PH II Holdings, which funding was used, in part, to finance the Setterstix acquisition in April, 1990. Pursuant to the terms of this note, the Company agreed to pay PH II Holdings the principal amount of $1,000,000 on April 30, 1997. The Company has accelerated payment of this note and, at September 30, 1996, the note was repaid in full.

      The remaining principal sum of a promissory note to PH II Holdings, in the original amount of $1,116,710, has been repaid in full during the 1996 fiscal year.

      The Company intends to fund its operations in the near term from cash on hand and from cash flow generated from operations, and from existing, unused lines of credit from Fleet Bank, as described above (which unused line of credit was $1,000,000 at September 30, 1996). Depending upon the amount of revenues generated from Setterstix and Jackburn, the Company may require additional financing. As a consequence of the aforementioned Agreement with the Former Jackburn Shareholders, the Company is currently operating under the following additional restrictions. The Company's wholly-owned subsidiary, Jackburn, has agreed not to, among other things, repay the Company for indebtedness owing in an amount to exceed $350,000 in principal, to declare any dividends on its capital stock, or to make loans or convey assets to the Company or pay the Company any fees in excess of $250,000 in the aggregate during any fiscal year of Jackburn, as long as such Agreement is in place. Except as described herein, the Company is unaware of any other material commitments which may adversely affect its liquidity in the near term.


Results of Operations:
----------------------

Fiscal Year Ended September 30, 1996, as compared to Fiscal Year Ended September
--------------------------------------------------------------------------------
30, 1995
--------

      The Company, on a consolidated basis, generated net sales of $18,626,989 for the fiscal year ended September 30, 1996, as compared to net sales of $18,469,444 for the prior fiscal year.

      The increase in sales of $157,545 (or approximately 1%) is the result of increased sales of $1,547,637 (or approximately 15%) generated by Setterstix, offset by a decrease in sales by Jackburn of $1,390,092 (or approximately 18%). The increase in sales by Setterstix was the result of improved product demand and increased marketing efforts (accounting for 8% of such increase) and price increases (accounting for 7% of such increase). The decrease in sales generated by Jackburn was mainly due to a drop in sales from one customer who has announced it will be exiting the low-cost stove market, and, in part, to a softening in customer demand.

      The Company's cost of goods sold decreased $327,176 (or approximately 3%). The decrease was the result of a combination of an increase in cost of sales at Setterstix of $822,580 (or approximately 13%) and a decrease in cost of sales at Jackburn of $1,149,756 (or approximately 19%). The corresponding results at each company were related directly to the results of each subsidiary's sales. The gross profit margin for the period ending September 30, 1996 was approximately 32% versus 29% for the prior year end. The increase in gross profit percentage is attributable to lower material and direct labor costs, as a percentage of sales, at both of the Company's operations.

      Selling, general and administrative expenses increased $687,354 (or approximately 26% of net sales) from the prior fiscal year. Such increase was the result, in part, to higher incentive compensation related to incentives which are based upon higher earnings, and the write-off of $280,000 of accounts receivable at Setterstix due to the bankruptcy of one of its customers. In addition, interest expense decreased $156,380 (or approximately 35%), as a result, in part, to the payment of outstanding debt.

      Federal income tax expense decreased by $158,000 from the prior fiscal year. This decrease was the result of higher deferred tax expenses in the prior year, due to the write-down of a deferred tax asset, which did not exist in the current year which was partially offset by higher taxable income. State income tax expense decreased $44,000 from the prior fiscal year. This decrease was related to lower overall state taxes due to higher earnings at subsidiaries with lower effective state income tax rates.

      The Company generated net income of $2,052,836 for the fiscal year ended September 30, 1996, as compared to net income of $1,815,480 for the prior fiscal year. The increase in net income of $237,356 (or approximately 13%) was attributable to increased operating income at Setterstix, as partially offset by reduced operating income at Jackburn.

      In addition, for the fiscal year ended September 30, 1996, the Company relied on three major customers with respect to Setterstix and to Jackburn (over 10% of sales). See "Business - Customers" for further discussion of major customer information.


Fiscal Year Ended September 30, 1995, as compared to Fiscal Year Ended September
--------------------------------------------------------------------------------
30, 1994
--------

      The Company, on a consolidated basis, generated net sales of $18,469,444 for the fiscal year ended September 30, 1995, as compared to net sales of $17,084,632 for the prior fiscal year.

      The increase in sales of $1,384,812 (or approximately 8%) is the result of increased sales of $1,727,792 (or approximately 19%) generated by Setterstix, offset by a decrease in sales by Jackburn of $342,355 (or approximately 4%). The increase in sales by Setterstix was the result of improved product demand and increased marketing efforts (accounting for 6% of such increase) and price increases (accounting for 13% of such increase). The decrease in sales generated by Jackburn was the result, in part, of a softening in customer demand.

      The Company's cost of goods sold increased $751,816 (or approximately 6%), as a result of the increase in sales. The gross profit margin for the period ending September 30, 1995 was approximately 29% versus 28% for the prior year end.

      Selling, general and administrative expenses increased $298,924 (or approximately 2% of net sales) from the prior fiscal year. Such increase was the result, in part, of higher expenses at the corporate level. In addition, interest expense decreased $125,798 (or approximately 22%), as a result, in part, to the payment of outstanding debt.

      Federal income tax expense increased by $124,673 from the prior fiscal year. This increase was related to higher taxable income, and the expense related to the write down of a deferred tax asset. State income tax expense increased $97,298 from the prior fiscal year. This increase was directly related to higher taxable income.

      The Company generated net income of $1,815,480 for the fiscal year ended September 30, 1995, as compared to net income of $1,600,044 for the prior fiscal year. The increase in net income of $215,436 (or approximately 13%) was attributable to increased operating income at Setterstix, as partially offset by reduced operating income at Jackburn.

      In addition, for the fiscal year ended September 30, 1995, the Company relied on three major customers with respect to Setterstix and on two major customers with respect to Jackburn (over 10% of sales). See "Business - Customers" for further discussion of major customer information.


Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

      The Financial Statements and Schedules that constitute Item 8 of this Report on Form 10-K are included in Item 14 below.


Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

      None.

                                   PART III
                                   --------


Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

       (a)(b) Identification of Directors and Executive Officers
              --------------------------------------------------

                                                                            Year First
Name                        Age        Position with Company            Became a Director
----                        ---        ---------------------            -----------------

Paul K. Kelly                56    Chairman of the Board of Direc-            1985
                                   tors and Co-Chief Executive Offi-
                                   cer

Frederick A. Rossetti        39    President, Co-Chief Executive              1990
                                   Officer, Treasurer and Director

Jeffrey B. Gaynor            39    Secretary, Executive Vice Presi-           1991
                                   dent and Director

       (c)    Identification of Certain Significant Employees
              -----------------------------------------------

              None.

       (d)    Family Relationships
              --------------------

              There are no relationships by blood, marriage, or adoption between any Director or Executive Officer of the Company.

       (e)    Business Experience
              -------------------

               (1) Background
                   ----------

       Paul K. Kelly.  Mr. Kelly has been a Director of the Company since July
       -------------
1985, and was elected Chairman of the Board of Directors on June 3, 1992 and was named Co-Chief Executive Officer on June 1, 1993. Since October 1988, Mr. Kelly has been the President and a Director of PH II, Inc., a diversified financial company and an affiliate of the Company, and since February 1, 1992, Mr. Kelly has been the President and a Director of Knox & Co., a company engaged in investment banking and consulting activities. Mr. Kelly received an A.S. degree from the University of Pennsylvania and received an M.B.A. degree in Finance from the Wharton School. Mr. Kelly has served as a director of various public and private corporations.

       Frederick A. Rossetti.  Mr. Rossetti has served as the President,
       ---------------------
Treasurer, and as a Director of the Company since January 1990, and became Co-Chief Executive

Officer on June 1, 1993. Since April 1990 he has also served as President and Chief Executive Officer of Setterstix, since September 1990, as President of Jackburn Corporation, and since October 1, 1996, as President of Jackburn Mfg., Inc. Since October 1, 1991, Mr. Rossetti has been Executive Vice President, Chief Financial Officer, and a Director of PH II, Inc., a diversified financial company and an affiliate of the Company. Since February 1, 1992, Mr. Rossetti has served as Secretary and Treasurer, and since mid 1993, as Managing Director of Knox & Co., a company engaged in investment banking and consulting activities. From October 1, 1991 until December 31, 1993, Mr. Rossetti had served as a Director of Arrow Financial Corp., a consulting and contract management services company and, at the time, an affiliate of the Company, as its President from October 1, 1991 until June 4, 1993, and as its Managing Director from June 4, 1993 until December 31, 1993. Previously, Mr. Rossetti was a certified public accountant with Price Waterhouse. He graduated from the Boston College School of Management where he received a Bachelor of Science degree in Accounting. Mr. Rossetti has served as a director of various public and private corporations.

      Jeffrey B. Gaynor.  Mr. Gaynor has been a Director of the Company since
      -----------------
June 13, 1991, and has served as Secretary of the Company since October 20, 1991. On June 1, 1993, Mr. Gaynor was elected Executive Vice President of the Company. Since mid 1993, Mr. Gaynor has served as Managing Director of Knox & Co., a company engaged in investment banking and consulting activities. From July 1, 1992 until June 4, 1993, Mr. Gaynor served as a Managing Director of Arrow Financial Corp., a consulting and contract management services company, and an affiliate of the Company at that time. From June 4, 1993 until December 31, 1993, Mr. Gaynor served as President and a Director of Arrow Financial Corp. Since November 19, 1993, Mr. Gaynor has served as a Director of PH II, Inc., a diversified financial company and an affiliate of the Company. Previously, Mr. Gaynor was a certified public accountant with Price Waterhouse. Mr. Gaynor graduated from the Boston University School of Management where he received a Bachelor of Science Degree in Accounting. Mr. Gaynor has served as a director of various public and private corporations.

           (2) Directorships
               -------------

      Except as set forth in Item 10(e)(1) above, no Director of the Registrant held any other directorships in any other Company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1933 (the "Exchange Act") or Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

      (f)  Involvement in Certain Legal Proceedings
           ----------------------------------------

           None.

Item 11. Executive Compensation
         ----------------------

Summary Compensation Table
--------------------------

      The following table summarizes the aggregate compensation paid by the Company to the Chief Executive Officer of the Company and other Executive Officers who received compensation in excess of $100,000:



                  Annual Compensation                            Long-Term Compensation
                  -------------------                            ----------------------

                                                                     Awards                      Payouts
                                                                     ------                      -------


      (a)              (b)      (c)     (d)       (e)           (f)           (g)           (h)           (i)
                                                 Other                     Securities     Long-term
                                                 Annual      Restricted    Under-         Incentive
     Name &                                      Com-        Stock         lying Op-      Plan         All Other
    Principal                 Salary    Bonus    pensa-      Award(s)      tions/SAR      Payouts      Compensa-
    Position          Year    ($)       ($)      tion ($)    ($)           's(#)          ($)          tion ($)
    --------          ----    ------    -----    --------    ----------    -----          ---------    ---------

Paul K. Kelly         1996       (1)
Co-Chief Executive    1995       (1)
Officer               1994       (1)

Frederick A.
Rossetti              1996       (1)
Co-Chief Executive    1995       (1)
Officer               1994       (1)

(1) Messrs. Kelly and Rossetti's services were provided to the Company through PH II, Inc. ("PH II"), an affiliate of the Company. See "Certain Relationships and Related Transactions." For the fiscal year ended September 30, 1996, the Company paid PH II an aggregate $1,108,900 including $533,900 of incentive compensation, plus expenses, in consideration for the services of Messrs. Kelly and Rossetti and for the services of Jeffrey B. Gaynor, Executive Vice President and Secretary of the Company. For the fiscal year ended September 30, 1995, the Company paid PH II an aggregate $765,000, including $275,000 of incentive compensation, plus expenses, in consideration for the services of Messrs. Kelly, Rossetti and Gaynor. For the fiscal year ended September 30, 1994, the Company paid PH II an aggregate $526,500, including $76,500 of incentive compensation, plus expenses, in consideration for the services of Messrs. Kelly, Rossetti and Gaynor.

Option/SAR Grants in Last Fiscal Year
-------------------------------------


                                          Individual Grants
      --------------------------------------------------------------------------------------


         (a)                (b)                 (c)                 (d)                (e)
                         Number of
                         Securities         % of Total
                         Underlying         Options/SAR's         Exercise
                         Options/           Granted to            or Base
                         SAR's              Employees in          Price
        Name             Granted (#)        Fiscal Year           ($/Sh)          Expiration Date
        ----             -----------        -------------         --------        ---------------

Paul K. Kelly                -0-                 -0-                 -0-

Frederick A. Rossetti        -0-                 -0-                 -0-



Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End
-----------------------------------------------------------------------
Option/SAR Values
-----------------


              Aggregated Option/SAR Exercises in Last Fiscal Year
              ---------------------------------------------------
                          and FY End Option/SAR Values
                          ----------------------------



         (a)                (b)                 (c)                 (d)                (e)
                                                                Number of
                                                                Securities          Value of
                                                                Underlying          Unexercised
                                                                Unexercisable       In-the-Money
                                                                Options/SAR's       Options/SAR's
                         Shares               Value             at FY-End (#)       at FY-End ($)
                         Acquired on          Realized          Exercisable         Exercisable/
        Name             Exercise (#)           ($)             Unexercisable       Unexercisable
        ----             ------------       -------------       -------------       -------------

Paul K. Kelly                -0-                 -0-                 -0-                 -0-

Frederick A. Rossetti        -0-                 -0-                 -0-                 -0-

Compensation of Directors
-------------------------

       The Company does not compensate any Director of the Company for services performed as a Director.


Employment Contracts and Termination of Employment and Change-in-Control
------------------------------------------------------------------------
Arrangements
------------

       For the fiscal year ended September 30, 1996, no Executive Officer of the Company was employed as such pursuant to an employment contract with the Company. See "Certain Relationships and Related Transactions" with respect to an agreement entered into by and between the Company and PH II, pursuant to which the services of Messrs. Kelly, Rossetti, and Gaynor are provided to the Company.



Item 12. Securities Ownership of Certain Beneficial Owners and Management
         ----------------------------------------------------------------

       (a)(b) Securities ownership of Certain Beneficial Owners and Management. The following table summarizes certain information as of November 15, 1996 with respect to the ownership of each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, by each Director, and by all Officers and Directors as a group:



                                  Number of Shares                   Percentage
         Name of                  of Common Stock                     of Shares
    Beneficial Owner             Owned Beneficially                  Outstanding
    ----------------             ------------------                  -----------

Paul K. Kelly                       1,991,350  (1)                       50%

Frederick A. Rossetti                       1  (2)                       - %

Jeffrey B. Gaynor                           1  (2)                       - %

All Directors and Officers
as a Group (3 persons)              1,991,352                            50%

PH II Holdings, Inc.
33 Riverside Ave.
Westport, CT 06880                  1,811,350  (3)                     45.5%

(1) Includes 1,731,349 shares of Common Stock owned of record by PH II Holdings, a wholly-owned subsidiary of PH II, and 80,001 shares of Common Stock owned of record by PH II, both entities of which Mr. Kelly is affiliated. Excludes 2,000 shares of Preferred Stock owned of record by PH II Holdings.

(2) Mr. Rossetti is an Officer and Director of PH II and PH II Holdings. Mr. Gaynor is a Director of PH II. Excludes shares of Common Stock beneficially owned by PH II Holdings and PH II, as described in Note (1) above.

(3) Excludes 2,000 shares of Preferred Stock owned of record by PH II Holdings. In addition, includes 80,001 shares of Common Stock owned of record by PH II.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

       On October 1, 1995, an agreement was entered into between the Company and PH II, an affiliate of the Company, pursuant to which the services of Mr. Frederick A. Rossetti, Mr. Paul K. Kelly and Mr. Jeffrey B. Gaynor are provided to the Company, together with telephone usage, office space and all other standard office related services. Frederick A. Rossetti has been provided to act on behalf of the Company as its Co-Chief Executive Officer, President and Treasurer, Mr. Kelly as Co-Chief Executive Officer and Chairman of the Board, and Mr. Gaynor as Secretary and Executive Vice President. PH II did not have the right under the agreement to elect or appoint the Officers of the Company, which right was solely the responsibility of the Company's Board of Directors. In consideration for such services, PH II was paid a base annual fee of $575,000 plus incentive compensation of $533,900, plus expenses. On October 1, 1996, a similar agreement was entered into between the Company and PH II, for a one-year term at an annual fee of $725,000 plus incentive compensation and expenses. See "Executive Compensation."

       See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of certain loans by and between PH II Holdings, a principal shareholder of the Company, and the Company.

       (b)   Certain Business Relationships
             ------------------------------

             None.

       (c)   Indebtedness of Management
             --------------------------

             None.

       (d)   Transactions with Promoters
             ---------------------------

             None.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

      (a)(b) Financial Statements.  The financial statements listed in the
             --------------------
following index are filed as part of this Annual Report on Form 10-K.



                         Index to Financial Statements
                         -----------------------------
                                                                       Page
                                                                       ----

           Report of Independent Certified Public Accountants           F-1

           Consolidated Balance Sheets                                  F-2

           Consolidated Statements of Earnings                          F-4

           Consolidated Statements of Stockholders' Equity              F-6

           Consolidated Statements of Cash Flows                        F-7

           Notes to Consolidated Financial Statements                   F-9

      (1)  Financial Statement Schedules
           -----------------------------

           Schedule II - Valuation and Qualifying Accounts              F-25

           Exhibit 11 - Schedule of Computation of
           Net Income Per Share                                         F-26


      All other schedules are omitted because they either are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

      (c)  Reports on Form 8-K. No reports were filed by the Company on Form 8-K
           -------------------
           during the three months ended September 30, 1996.

Exhibits
--------

3.1        Certificate of Incorporation, as amended*

3.2        Amendment to Certificate of Incorporation***

3.3        By-laws*

4.1        Certificate of Designation relating to the Preferred Stock****

4.2        Amendment to Certificate of Designation relating to the Preferred
           Stock****

10.1 Credit Agreement, dated as of April 13, 1990, by and between the Registrant and Norstar Bank**

10.2       Settlement Agreement, dated as of May 15, 1992*****

10.3       Amendment to Credit Agreement, dated as of March 12, 1993******

10.4 Agreement, dated as of October 1, 1995, by and between the Registrant and PH II, Inc.*******

10.5       Amendment to Credit Agreement, dated as of April 17, 1995*******

10.6       Amendment to Credit Agreement, dated as of August 31, 1995*******

10.7 Management Services Agreement, dated October 1, 1996, by and between the Registrant and PH II, Inc.

21.1       Subsidiaries of Registrant






See footnote references on next page.

* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988.

** Incorporated by reference to the Registrant's Current Report on Form 8-K, dated April 20, 1990.

*** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

**** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

***** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

****** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

******* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
  THT Inc.


We have audited the accompanying consolidated balance sheets of THT Inc. and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years ended September 30, 1996, 1995 and 1994. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of THT Inc. and Subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 13 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" for the year ended September 30, 1994.

We have also audited Schedule II of THT Inc. as of and for the three years ended September 30, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP


New York, New York
November 11, 1996

                           THT Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                 September 30,



                    ASSETS                           1996         1995
                                                     ----         ----

CURRENT ASSETS
  Cash and cash equivalents                     $   914,325  $   458,824
  Trade accounts receivable, net of reserve of
    $25,000 in 1996 and 1995                      1,236,254    1,755,727
  Inventories                                     1,897,701    2,009,346
  Deferred income taxes                             315,000      277,000
  Prepaid expenses and other current assets         128,786      150,385
                                                -----------  -----------

      Total current assets                        4,492,066    4,651,282




PROPERTY, PLANT AND EQUIPMENT, NET                3,073,464    2,854,266



INTANGIBLE ASSETS, NET                            3,203,744    3,295,907



OTHER ASSETS                                        264,867      236,572
                                                -----------  -----------

                                                $11,034,141  $11,038,027
                                                ===========  ===========



The accompanying notes are an integral part of these statements.

                           THT Inc. and Subsidiaries
                    CONSOLIDATED BALANCE SHEETS (continued)
                                 September 30,


     LIABILITIES AND STOCKHOLDERS' EQUITY               1996            1995
                                                        ----            ----

CURRENT LIABILITIES
  Accounts payable                                  $   843,442     $   591,947
  Accrued liabilities                                   462,991         399,142
  Accrued incentive compensation                        533,900         275,000
  Current portion of long-term debt                                      17,034
  Due to Former Shareholders of Jackburn - current        8,821          31,980
  Notes to related party - current                                    1,332,500
  Income taxes payable                                   17,981          14,050
                                                     ----------      ----------
      Total current liabilities                       1,867,135       2,661,653

LONG-TERM DEBT                                                           24,135
DUE TO FORMER SHAREHOLDERS                              604,000         604,000
NOTES TO RELATED PARTY                                  430,012       1,430,012
DEFERRED INCOME TAXES                                   323,000         371,000
OTHER LONG-TERM LIABILITIES                             393,738         303,807


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Cumulative nonvoting preferred stock,
    $.01 par value; 2,000 shares authorized; 2,000
    shares issued and outstanding at September 30,
    1996 and 1995                                     2,000,000       2,000,000

  Common stock, $.01 par value; 25,000,000 shares
    authorized; 3,982,605 shares issued and
    outstanding at September 30, 1996 and 1995           39,826          39,826

  Additional paid-in capital                         13,055,280      13,055,280

  Accumulated deficit                                (7,678,850)     (9,451,686)
                                                    -----------     -----------
                                                      7,416,256       5,643,420
                                                    -----------     -----------

                                                    $11,034,141     $11,038,027
                                                    ===========     ===========

The accompanying notes are an integral part of these statements.

                           THT Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS

                           Year ended September 30,



                                        1996           1995           1994
                                        ----           ----           ----

Net sales                            $18,626,989    $18,469,444    $17,084,632
                                     -----------    -----------    -----------

Costs and expenses
  Cost of sales                       12,714,095     13,041,271     12,289,455
  Selling, general and
  administrative expenses              3,375,539      2,688,185      2,389,261
                                     -----------    -----------    -----------

                                      16,089,634     15,729,456     14,678,716
                                     -----------    -----------    -----------

    Income from operations             2,537,355      2,739,988      2,405,916
                                     -----------    -----------    -----------

Other income (expense)

  Interest expense                      (285,592)      (441,972)      (567,770)

  Interest income                         30,161         34,021         35,584

  Other                                 (114,088)      (199,557)      (405,457)
                                     -----------    -----------    -----------

                                        (369,519)      (607,508)      (937,643)
                                     -----------    -----------    -----------

    Income before provision for
      income taxes and cumulative
      effect of change in
      accounting principle             2,167,836      2,132,480      1,468,273
                                     -----------    -----------    -----------

Income taxes
  Federal                                (22,000)       136,000         11,327
  State                                  137,000        181,000         83,702
                                     -----------    -----------    -----------

                                         115,000        317,000         95,029
                                     -----------    -----------    -----------

    Income before cumulative effect
      of change in accounting
      principle                        2,052,836      1,815,480      1,373,244

Cumulative effect of change in                                         226,800
 accounting principle                -----------    -----------    -----------


    NET INCOME                         2,052,836      1,815,480      1,600,044

Less dividends accrued on               (280,000)      (280,000)      (280,000)
 preferred shares                    -----------    -----------    -----------

Income available to common shares    $ 1,772,836    $ 1,535,480    $ 1,320,044
                                     ===========    ===========    ===========


                           THT Inc. and Subsidiaries

                           Year ended September 30,





                                                       1996        1995        1994
                                                       ----        ----        ----
                                                      Primary     Primary     Primary
                                                     and fully   and fully   and fully
                                                      diluted     diluted     diluted
                                                     ----------  ----------  ----------

Net income per common and common
  equivalent share from operations, after
  preferred stock dividend and before
  cumulative effect of change in
  accounting principle                                 $0.45       $0.36       $0.24

Cumulative effect of change in accounting
  principle                                                                     0.05
                                                       -----       -----        ----

     Net income per common share                       $0.45       $0.36       $0.29
                                                       =====       =====       =====


Weighted average number of shares outstanding
  Primary and fully diluted                        3,982,605   4,254,806   4,527,007
                                                   =========   =========   =========





The accompanying notes are an integral part of these statements.

                           THT Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years ended September 30, 1996, 1995 and 1994


                                                                        Additional
                             Preferred stock         Common Stock        paid-in       Accumulated      Treasury stock
                             ---------------         ------------                                       --------------
                             Shares    Amount      Shares     Amount      capital        deficit       Shares      Amount
                             ------  --------      ------     ------      -------        -------       ------      ------

Balances at September 30,
 1993                         2,000  $2,000,000  4,268,125    $42,681   $13,870,025    $(12,307,210)   21,118     $(224,374)

Value assigned to decrease
 in exercise price of
 warrants                                                                   212,520
Value assigned to issuance
 of warrants                                                                  8,500
Warrants exercised                                 280,000      2,800
Dividend on preferred stock                                                                (280,000)
Net income                                                                                1,600,044
                             ------  ----------  ---------    -------   -----------    ------------   -------   -----------

Balances at September 30,
 1994                         2,000   2,000,000  4,548,125     45,481    14,091,045     (10,987,166)   21,118      (224,374)

Cancelled treasury stock                           (21,118)      (211)     (224,163)                  (21,118)      224,374
Common stock repurchase                           (544,402)    (5,444)     (811,602)
Dividend on preferred stock                                                                (280,000)
Net income                                                                                1,815,480
                             ------  ----------  ---------    -------   -----------    ------------   -------   -----------

Balances at September 30,     2,000   2,000,000  3,982,605     39,826    13,055,280      (9,451,686)
 1995

Dividend on preferred stock                                                                (280,000)
Net income                                                                                2,052,836
                             ------  ----------  ---------    -------   -----------    ------------   -------   -----------

Balances at September 30,     2,000  $2,000,000  3,982,605    $39,826   $13,055,280    $ (7,678,850)           $
 1996                        ======  ==========  =========    =======   -----------    ============   =======   ===========


The accompanying notes are an integral part of this statement.

                           THT Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Year ended September 30,


                                            1996          1995          1994
                                            ----          ----          ----
Cash flows from operating activities
  Net income                             $2,052,836    $1,815,480    $1,600,044
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
     Depreciation and amortization          538,196       614,509       817,429
     Deferred compensation                   89,931       190,136        32,615
     Deferred taxes                         (86,000)      112,000
     Issuance of warrants for services                                    8,500
     Cumulative effect of change in
      accounting principle                                             (226,800)
     Changes in assets and liabilities
       Trade accounts receivable, net       519,473      (101,696)      (22,542)
       Inventories                          111,645      (108,211)     (174,090)
       Prepaid expenses and other            21,599        83,985       (38,093)
       Other assets                         (28,295)      (19,906)      (38,058)
       Due to related parties                                          (436,610)
       Due to former shareholders           (30,003)     (349,428)     (466,134)
       Accounts payable                     251,495       (74,503)      157,687
       Accrued liabilities and incentive
        compensation                        322,749       237,909        22,509
       Income taxes receivable/payable        3,931        59,608        (3,408)
       Other long-term liabilities                                       15,546
                                         ----------    ----------    ----------

     Net cash provided by operating
      activities                          3,767,557     2,459,883     1,248,595
                                         ----------    ----------    ----------

Cash flows from investing activities
  Purchase of property and equipment       (714,961)     (623,735)     (140,726)
  Disposal of property and equipment         56,574
                                         ----------    ----------    ----------

     Net cash used in investing
      activities                           (658,387)     (623,735)     (140,726)
                                         ----------    ----------    ----------


                           THT Inc. and Subsidiaries

                            Year ended September 30,


                                                          1996            1995             1994
                                                          ----            ----             ----
Cash flows from financing  activities
  Proceeds from exercise of warrants                                                   $     2,800
  Repayment of notes payable to related party        $(2,332,500)     $  (686,711)        (991,152)
  Repayment of long-term debt                            (41,169)         (17,034)          (9,936)
  Repayment of credit line                                               (726,000)
  Long-term debt - proceeds                                                                 68,139
  Cash dividends paid                                   (280,000)        (280,000)        (210,000)
  Common stock repurchased                                               (817,046)
                                                      ----------       ----------       ----------

    Net cash used in financing activities             (2,653,669)      (2,526,791)      (1,140,149)
                                                      ----------       ----------       ----------

    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                   455,501         (690,643)         (32,280)

Cash and cash equivalents at beginning of year           458,824        1,149,467        1,181,747
                                                      ----------       ----------       ----------

Cash and cash equivalents at end of year             $   914,325      $   458,824      $ 1,149,467
                                                      ==========       ==========       ==========

Supplemental disclosures of cash flow information:
  Cash paid during the year for
   Interest                                          $   285,591      $   389,596      $   950,020
                                                      ==========       ==========       ==========

   Taxes                                             $   197,285      $   145,830      $   186,992
                                                      ==========       ==========       ==========


The accompanying notes are an integral part of these statements.

                           THT Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1996, 1995 and 1994



NOTE 1 - NATURE OF OPERATIONS

  Nature of Operations

  THT Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 23, 1983. The Company conducts business through two operating subsidiaries, Jackburn Mfg., Inc. ("Jackburn") and Setterstix Corp. ("Setterstix"). Jackburn is engaged in the business of manufacturing stove-top grills (grids) and fabricated steel and wire products. Setterstix is engaged in the manufacture of rolled paper products used principally in the confectionery and health-related industries. Unless the content otherwise requires, the "Company" hereinafter shall also refer to its subsidiaries.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition

  Sales and related cost of sales are included in income when goods are shipped to the customer.

  Inventories

  Inventories of Setterstix are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  Inventories of Jackburn are valued at the lower of cost or market on a last-in, first-out (LIFO) basis for generally all raw materials, including the raw material content of work in process and finished goods. Approximately 70% of Jackburn's inventories are valued on a LIFO basis. Labor and manufacturing overhead in work in process and finished goods, along with the remainder of raw materials not valued using the LIFO method, are valued at cost on a first-in, first-out (FIFO) basis.

  Had the FIFO method of inventory valuation been used, inventories at September 30, 1996 and 1995 would have been higher by approximately $39,000 and $52,000, respectively.

  Property, Plant and Equipment

  Property, plant and equipment are carried at cost. Depreciation is provided over the esti mated useful lives of the assets using the straight-line method. Repairs and maintenance are charged to expense as incurred.

                           THT Inc. and Subsidiaries

                       September 30, 1996, 1995 and 1994



NOTE 2 (continued)

  Intangibles

  Goodwill represents the excess purchase price paid by the Company over the estimated fair value of net assets acquired and is being amortized over forty years. The amortization of such excess was approximately $99,000, $94,000 and $98,000 and for the periods ended September 30, 1996, 1995 and 1994, respectively. Accumulated amortization totaled approximately $530,000 and $431,000 for the periods ended September 30, 1996 and 1995, respectively.

  Costs associated with noncompete agreements were amortized over a period of five years from the date of acquisition. Amortization of noncompete agreements totaled $0, $47,500 and $60,000 for the periods ended September 30, 1996, 1995 and 1994, respectively. Accumulated amortization totaled $300,000 for the periods ended September 30, 1996 and 1995.

  Deferred Financing Costs

  The Company incurred financing costs of approximately $791,000 in connection with certain acquisitions. Amortization of deferred financing costs totaled approximately $0, $63,000 and $289,000 for the periods ended September 30, 1996, 1995 and 1994, respectively. Accumu lated amortization totaled approximately $791,000 for the periods ended September 30, 1996 and 1995.

  Use of Estimates

  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

  Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's due to former shareholders approxi mates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable and accounts payable) also approximates fair value.

  Net Income Per Common Share

  Net income per common share was calculated by dividing net income (adjusted for dividends on preferred stock) by the weighted average number of shares of common stock outstanding during each year.

                           THT Inc. and Subsidiaries

                       September 30, 1996, 1995 and 1994



NOTE 2 (continued)

  Statements of Cash Flows

  For purposes of the consolidated statements of cash flows, the Company treats certificates of deposit, which have a maturity of less than three months at date of purchase, as cash equivalents.

  The following are the noncash transactions for the years ended September 30, 1996, 1995 and 1994:

     The Company recorded an increase in intangible assets of approximately $9,000 and $32,000 for the periods ended September 30, 1996 and 1995, respectively, as a result of amounts accrued for the former Jackburn Mfg. shareholders, as additional purchase price (Note 5).

     In 1995, the Company cancelled 21,118 shares of its common stock held in treasury and valued at a cost of approximately $224,000.

     In 1994, accrued dividends and interest due on accrued dividends through Decem ber 31, 1993, in the amount of $1,116,210 were declared and paid in the form of a promissory note. The remaining $210,000 of accrued dividends for the period ended September 30, 1994 were paid in cash.

     In 1994, the Company reduced the value assigned to warrants held by a related party totaling approximately $213,000 (Note 7).


NOTE 3 - INVENTORIES

  Inventories consist of the following:

                                    1996         1995
                                    ----         ----

    Raw materials                $  933,946   $1,085,969
    Work in process                 228,926      267,003
    Finished goods                  716,845      645,788
    Packaging and supplies           56,845       62,474
                                  ---------    ---------

                                  1,936,562    2,061,234
    LIFO valuation adjustment       (38,861)     (51,888)
                                  ---------    ---------

                                 $1,897,701   $2,009,346
                                  =========    =========

                           THT Inc. and Subsidiaries

                       September 30, 1996, 1995 and 1994



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following:

                                       1996        1995
                                       ----        ----

   Land                             $  102,557  $   67,000
   Buildings and improvements        1,816,181   1,378,465
   Machinery and equipment           3,403,627   3,299,387
   Furniture, fixtures and autos        97,171      87,765
                                     ---------   ---------

                                     5,419,536   4,832,617
   Less accumulated depreciation     2,346,072   1,978,351
                                     ---------   ---------

                                    $3,073,464  $2,854,266
                                     =========   =========

NOTE 5 - SHORT-TERM DEBT

  Line of Credit

  Setterstix entered into an agreement with a bank under which it has available a line of credit for short-term borrowings up to an aggregate amount of $1,000,000. The line of credit is based upon eligible receivables and inventories and expires on May 1, 1997. Advances under the line of credit are in the form of loans payable on demand and bear interest at the bank's prime rate plus 1/2%

  payable monthly in arrears. A commitment fee of 1/4% per annum on the average daily amount of unused credit line, is payable in arrears on a calendar quarter basis. Amounts outstanding under this agreement are collateralized by Setterstix's accounts receivable and inventories. At September 30, 1996 and 1995, there was no outstanding balance. The effective interest rate was 8.75% and 9.25% at September 30, 1996 and 1995, respectively.

  Due to Former Shareholders of Jackburn

  As part of its purchase price for Jackburn, the Company agreed to pay the Former Shareholders 50% of Jackburn's excess cash flow, as defined, for the years ended September 30, 1993 through September 30, 1997, and 37.5% of excess cash flow, as defined, for the year ended September 30, 1998. Excess cash flow is based upon a formula of net income before taxes plus addbacks for certain noncash items and deductions for certain Jackburn debt payments and capital expenditures. For the years ended September 30, 1996 and 1995, the Company accrued approximately $9,000 and $32,000, respectively, which is reflected as due to the former shareholders - current, under such formula.
  The 1995 accrual was paid in January 1996. The related cost has been reflected as an intangible asset and will be written off over the remaining life of 40 years from the original date of purchase in 1990.

                           THT Inc. and Subsidiaries

                       September 30, 1996, 1995 and 1994


NOTE 6 - LONG-TERM DEBT
                                                           1996       1995
                                                           ----       ----
 Long-term debt consists of the following:

  A.  Long-term debt

      Collateralized note payable to finance
      company of $68,139 due in 48 equal monthly
      installments of $1,419.50 plus interest at
      9% at September 30, 1995 (collateralized
      by equipment).                                               $  41,169

      Less portion due within one year                                17,034
                                                                    --------

                                                                   $  24,135
                                                                    ========
  B.  Due to former shareholders of Jackburn

      Mortgage note, bearing interest at 9%,
      monthly payments of interest, principal
      payments in four equal annual installments
      from October 1, 1997 through October 1,
      2000 (annual installments are deferred if
      certain cash flows of Jackburn are not
      achieved).                                         $ 604,000 $ 604,000
                                                          ========  ========

  C.  Notes to related party

      Note to PH II Holdings, Inc. ("PH II") due
      on May 31, 2002.  Note bears interest at
      the higher of 10% or 2% over prime rate
      as reported in the Wall Street Journal,
      payable monthly, effective interest of
      10.25% at September 30, 1996 and 10.75%
      at September 30, 1995.                             $ 430,012 $ 430,012

      Collateralized note to PH II of $2,280,000, due
      in equal monthly installments of $47,500, plus
      interest at the higher of 12% or 2% over prime
      rate as reported in the Wall Street Journal,
      effective interest of 12% at September 30, 1995.               332,500

                 Balance carried forward                   430,012   762,512

                                 THT Inc. and Subsidiaries

                       September 30, 1996, 1995 and 1994

NOTE 6 (continued)
                                                           1996          1995
                                                           ----          ----

                 Balance brought forward                  $430,012      $762,512

  C.  Notes to related party (continued)

      Note to PH II due on December 31, 1995.
      Note bears interest at the higher of 10% or 2%
      over prime rate as reported in the Wall Street
      Journal, payable monthly, effective interest
      of 10.75% at September 30, 1995.                                 1,000,000

      Adjustable rate capital note (subordinated) due
      to PH II on April 30, 1997 from THT, Inc.
      Note bears interest at the higher of 10% or 2%
      over prime rate as reported in the Wall Street
      Journal, payable monthly, effective interest of
      10.75% at September 30, 1995.                                    1,000,000
                                                           -------     ---------
                                                           430,012     2,762,512

      Less portion due within one year                                 1,332,500
                                                           -------     ---------
                                                          $430,012    $1,430,012
                                                           =======     =========

 The aggregate maturities of long-term debt are as follows:

                 Year ending September 30,
                   1997                                   $     -
                   1998                                      151,000
                   1999                                      151,000
                   2000                                      151,000
                   2001                                      151,000
                   2002 and thereafter                       430,012
                                                           ---------
                                                          $1,034,012
                                                           =========

  A portion of the Company's consolidated assets are assets of its subsidiaries which are restricted as to payment of dividends due to terms of a certain loan agreement. In addition, a subsidiary of the Company is required to comply with certain loan covenants, including maintenance of working capital levels and a $75,000 minimum cash balance, in connection with such bank loan agreements. Restricted net assets of the subsidiary totaled approximately $1,600,000 at September 30, 1996.

                           THT Inc. and Subsidiaries

                       September 30, 1996, 1995 and 1994



NOTE 7 - COMMON STOCKHOLDERS' EQUITY

  Due to certain financing transactions in the past, PH II was given three separate registration rights for its restricted common stock. In January 1994, one such right was exercised.

  In October 1993, the Company reduced the exercise price relating to 200,000 and 80,000 warrants from $2.31 and $1.81, respectively, to $.01 per warrant, in return for forgiveness of $212,520 of accrued interest due to PH II. The Company and PH II mutually agreed that the fair value associated with this reduction in exercise prices was $212,520.

  In October 1993, the Company issued 200,000 one-year warrants to PH II at the market price of $1.50 per warrant. A value of $8,500 was placed on the warrants, resulting in an increase to paid-in capital (Note 9).

  On May 23, 1994, PH II exercised 280,000 warrants at a price of $.01 per share of common stock.

  On April 1, 1995, the Company purchased and cancelled 544,402 shares of its common stock for approximately $817,000 in accordance with the terms of a self-tender offer.

  At September 30, 1996 and 1995, 40,000 and 200,000 shares, respectively, of the Company's common stock were reserved for stock option and/or bonus plans.


NOTE 8 - CUMULATIVE PREFERRED STOCK

  In August 1986, the Company's stockholders authorized 5,000 shares of $.01 par value preferred stock. The preferred stock is nonvoting and has a liquidation preference over all shares of the Company's common stock.

  At September 30, 1996, 2,000 shares of $.01 par value preferred stock with a face amount of $2,000,000 were outstanding. The annual dividend rate is the higher of 14% or 3% over the prime rate as reported in the Wall Street Journal ("Prime Rate"). The holder of record of all 2,000 shares outstanding is PH II.

  On December 31, 1993, the Company declared and paid all accrued dividends on its preferred stock up through that date. Payment of approximately $1,117,000 was made in the form of a two-year promissory note (Note 6).

  The Company declared and paid annual dividends of $280,000 due on the preferred stock for 1996, 1995 and 1994.

                           THT Inc. and Subsidiaries

                       September 30, 1996, 1995 and 1994



NOTE 9 - RELATED PARTY TRANSACTIONS

  PH II

  The Company and PH II entered into a number of equity transactions during 1994 which are described in Notes 7 and 8. In addition, PH II provides financing to the Company (Note 6).

  In the event $4,880,000 of subordinated obligations due PH II were not repaid by June 30, 1992, PH II was entitled to 4,880,000 additional warrants, which would be exercisable for a five-year period.

  On May 15, 1992, $600,000 was repaid and on June 5, 1992, the Company issued a subordi nated note to PH II in the principal amount of $430,012. Such note was issued to PH II in consideration of PH II's agreement to waive any rights to require the Company to issue to PH II an aggregate 4,280,000 warrants in the event the Company failed to repay certain notes to PH II before June 30, 1992. The Company and PH II mutually agreed that the fair value associated with this waiver was $430,012. Such note bears interest at the higher of 10% or 2% over the Prime Rate and will mature on May 31, 2002.

  On October 27, 1993, the Company and PH II mutually agreed to reduce the exercise price on 280,000 warrants to $.01. These warrants were exercised on May 23, 1994 (Note 7).

  On October 27, 1993, the Company issued 200,000 one-year warrants at an exercise price of $1.50 (the then market price) to PH II. Such warrants were issued to PH II as a performance incentive. A value of $8,500 was placed on the warrants and charged against the Company's earnings (Note 7). These warrants expired on November 1, 1994.

  In 1996, 1995, and 1994, the Company declared and paid annual dividends on its preferred stock of $280,000 (Note 8).

  Effective October 1, 1993, 1994 and 1995, one-year agreements ("the Agreements") were entered into between the Company and PH II, whereby PH II provides certain management services. Under such Agreements, officers and directors have been provided to act on behalf of the Company. On October 1, 1996, such agreement was extended for one year at an annual base fee of $725,000, plus an incentive plan which is based on the Company's September 30, 1997 performance. For such services, the Company incurred base fees of approximately $575,000, $490,000 and $450,000 for the periods ending September 30, 1996, 1995 and 1994, respectively. The incentive compensation earned was approximately $534,000, $275,000 and $77,000 for the same respective periods.

  Jackburn Mfg.

  The Company is obligated to the former shareholders of Jackburn Mfg. as described in Note 5. There are potential additional obligations to the former shareholders as discussed in Note 12.

                           THT Inc. and Subsidiaries

                       September 30, 1996, 1995 and 1994



NOTE 10 - EMPLOYEE BENEFIT PLANS

  Setterstix and Jackburn have single employer defined benefit pension plans which cover substantially all employees. The Company's funding policy is to contribute amounts at least sufficient to meet minimum funding requirements. Net pension cost for the years ended September 30, 1996, 1995 and 1994 included the following:

                                                                   1996          1995          1994
                                                                   ----          ----          ----
   Service cost - benefits earned during
     the period                                                  $ 88,198      $ 71,308      $ 72,550
   Interest cost on projected benefit
     obligations                                                   87,197        74,302        64,428
   Actual (return) on plan assets                                  (9,418)      (80,339)          (87)
                                                                  -------       -------       -------

                                                                  165,977        65,271       136,891
   Net amortization and deferral                                  (59,203)       20,100       (55,542)
                                                                  -------       -------       -------

         Net pension cost                                        $106,774      $ 85,371      $ 81,349
                                                                  =======       =======       =======

  Actuarial assumptions used for 1996 and 1995 were as follows:

                                                                      September 30, 1996           September 30, 1995
                                                                      ------------------           ------------------
                                                                   Accumulated     Assets      Accumulated         Assets
                                                                    benefits       exceed       benefits           exceed
                                                                     exceed      accumulated     exceed         accumulated
                                                                     assets       benefits       assets           benefits
                                                                     ------       --------       ------           --------
   Discount rate                                                      8.0%         8.0%          8.0%                8.0%
   Expected long-term rate of return on
     assets                                                           8.0          8.0           8.0                 8.0
   Rate of increase in compensation levels                                         4.5                               4.5

  Plan assets (for both defined benefit plans) primarily consist of listed stocks, corporate and government bonds and demand money market accounts.

  The Setterstix benefit formula is based upon years of credited service at retirement multiplied by a benefit factor of $10.50 for service after January 1, 1985, plus $3.50 for service prior to January 1, 1985. Jackburn's benefit formula is based upon 20% of average compensation for the five years prior to retirement plus 20% of amounts in excess of $400 to $650 (based on retirement date).

                           THT Inc. and Subsidiaries

                       September 30, 1996, 1995 and 1994



NOTE 10 (continued)

  The following sets forth the funded status of the plans at September 30, 1996 and 1995:


                                              September 30, 1996                September 30, 1995
                                              ------------------                ------------------
                                                              Assets        Accumulated        Assets
                                        Accumulated
                                          benefits            exceed          benefits         exceed
                                           exceed          accumulated         exceed        accumulated
                                           assets            benefits          assets         benefits
                                        ------------       ------------     ------------     -----------

Actuarial present value of accumu-
  lated benefit obligation
    Vested                                $ 223,637        $   802,795        $ 158,947        $ 690,728
    Nonvested                                 6,381             17,489            6,627           16,813
                                          ---------        -----------        ---------        ---------

                                          $ 230,018        $   820,284        $ 165,574        $ 707,541
                                          =========        ===========        =========        =========

Fair value of plan assets                 $ 176,346        $   834,620        $ 133,881        $ 799,254
Actuarial present value of projected
  benefit obligation                       (230,018)        (1,013,544)        (165,574)        (883,631)
                                          ---------        -----------        ---------        ---------

Deficiency of plan assets over
  projected benefit obligation              (53,672)          (178,924)         (31,693)         (84,377)

Unrecognized transition amount               21,008            (99,604)          23,239         (106,149)
Unrecognized net loss                        46,501            287,948           24,645          217,878
Unrecognized prior service cost              22,356                              13,856
Minimum liability                           (89,865)                            (61,740)
                                          ---------         ----------        ---------

Prepaid (accrued) pension cost            $ (53,672)       $     9,420        $ (31,693)       $  27,352
                                          =========        ===========        =========        =========

  The additional minimum liability at September 30, 1996 and 1995 is included in "Other Long-Term Liabilities" in the consolidated balance sheet.

  A subsidiary of the Company maintains a defined contribution plan for salaried employees. Contributions of approximately $33,000, $22,000 and $35,000 are included in the 1996, 1995 and 1994 consolidated statement of earnings, respectively.

  In addition, the Company maintains a deferred retirement compensation plan for a select group of management personnel, officers and directors. The Company has recorded an expense of approximately $90,000, $190,000, and $33,000 for the periods ended September 30, 1996, 1995 and 1994, respectively.

                           THT Inc. and Subsidiaries

                       September 30, 1996, 1995 and 1994



  NOTE 11 - STOCK BONUS PLAN

  In August 1986, the stockholders approved the Company's 1986 Stock Bonus Plan (the "Bonus Plan"), pursuant to which the Company is authorized to issue up to an aggregate of 40,000 shares of the common stock of the Company. In 1996, no stock was issued under this plan.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

General

  For the years ended September 30, 1996, 1995 and 1994, rent expense charged to operations was approximately $37,000, $37,000 and $29,000, respectively.

  Acquisitions

  Certain contingencies exist with respect to the acquisition of Jackburn Mfg. (Note 5). The Company is obligated to make payments for additional purchase price in the event that specified cash flow levels are achieved in fiscal years 1993 through 1998. For the years ended September 30, 1996 and 1995, the Company accrued approximately $9,000 and $32,000, respectively, to the former shareholders of Jackburn. Such amount has been reflected as additional goodwill.


NOTE 13 - INCOME TAXES

  The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," effective October 1, 1993. This statement supersedes Accounting Principles Board ("APB") Opinion No. 11, "Accounting for Income Taxes," previously utilized by the Company to determine its provision for income taxes. Financial statements for the year ended September 30, 1993, were not restated to apply the provisions of SFAS No. 109. The adoption of SFAS No. 109 required recognition of a net increase in property, plant and equipment of $194,400 for the remaining deferred tax consequences of the difference between the assigned values and tax basis of property, plant and equipment recognized in the Company's purchase of Jackburn in September 1990, accounted for under the purchase method of accounting. The effect of the adjustment to pretax income totalled approximately $32,000. The prospective adoption of SFAS No. 109 resulted in a cumulative effect adjustment at October 1, 1993 of $226,800.

                           THT Inc. and Subsidiaries

                       September 30, 1996, 1995 and 1994



NOTE 13 (continued)

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effect of significant items comprising the Company's net deferred tax liability as of September 30, 1996 and 1995 is as follows:


                                               September 30,   September 30,
                                                    1996            1995
                                                    ----            ----

  Deferred tax assets
    Net operating loss carryforward               $  561,000     $ 1,391,000
    Excess of tax basis of inventory over
      book basis                                      12,000          36,000
    Other differences between book and
      tax bases                                      303,000         294,000
    Alternative Minimum Tax (AMT) credit
      carryforward                                   179,000         133,000
                                                  ----------     -----------

                                                   1,055,000       1,854,000

  Deferred tax liabilities
    Difference between the book and tax bases
      of property, plant and equipment               323,000         371,000
                                                  ----------     -----------

  Net deferred tax asset                             732,000       1,483,000
  Less valuation allowance                          (740,000)     (1,577,000)
                                                  ----------     -----------

        Net deferred tax (liability) asset        $   (8,000)    $   (94,000)
                                                  ==========     ===========

The Company anticipates utilizing its deferred tax assets primarily to the extent of its deferred tax liabilities. A valuation allowance of $740,000 has been established to reduce the following deferred tax assets to zero: net operating loss and AMT credit carryforward.

                           THT Inc. and Subsidiaries

                       September 30, 1996, 1995 and 1994



NOTE 13 (continued)

  For the years ended September 30, 1996 and 1995, income tax expense (benefit) is composed of:

                                                        1996          1995
                                                        ----          ----

     Current taxes                                    $201,000      $205,000
     Deferred taxes                                    (86,000)      112,000
                                                      --------       -------

                                                      $115,000      $317,000
                                                      ========      ========

  At September 30, 1996 and 1995, the Company has net operating loss carryforwards for tax purposes of approximately $1,700,000 and $4,100,000, respectively, and net operating loss carryforwards for alternative minimum tax purposes of approximately $2,400,000 and $4,600,000, respectively, which expire in varying amounts from 1999 through 2004. The Internal Revenue Code of 1986, as amended, limits the amount of taxable income the Company may offset with net operating loss carryforwards in any single year.

  The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                                             1996         1995          1994
                                            ------       ------        ------

Computed "expected" provision for
  Federal income taxes                       34.0%        34.0%         34.0%
State taxes, net of Federal income
  tax benefit                                 4.1          5.6           3.8
Amortization of intangible assets             1.4          1.5           1.6
Debt forgiveness income                                                  4.9
Officer's life insurance                       .9           .6            .6
Inventory reserve                                          5.3
Utilization of net operating loss
  carryforward                              (36.0)       (32.1)        (38.0)
Income taxes computed on loss of
  investment                                   .9
                                            -----        -----         -----

                                              5.3%        14.9%          6.9%
                                            =====        =====         =====

                           THT Inc. and Subsidiaries

                       September 30, 1996, 1995 and 1994



NOTE 14 - SIGNIFICANT CUSTOMERS AND SEGMENT INFORMATION

  During 1996, 1995 and 1994, the Company was primarily engaged in two industry segments, the manufacture of fabricated steel products and the manufacture of rolled paper products.

  The rolled paper segment included one customer who accounted for 16.4%, 16.9% and 18.2% of consolidated net sales in 1996, 1995 and 1994, respectively. In addition, in 1996 there was a second customer who accounted for 13.4% of consolidated net sales.

  In July 1996, one of the aforementioned customers filed for Chapter 11 bankruptcy protection. If this customer ceases operations, the rolled paper segment intends to make corresponding reductions in its manufacturing, selling, general and administrative expenses to minimize the impact of the loss of this customer. Management believes that the loss of this customer's business would not have a material adverse effect on the Company's consolidated financial position.

  The fabricated steel segment included one customer who accounted for 11.9% of consolidated net sales in 1996. This customer accounted for 12.7% and 13.3% of consolidated net sales in 1995 and 1994, respectively. One other customer accounted for 10.9% of consolidated net sales in 1995.

  No other customers accounted for 10% or more of consolidated net sales in each of the three years ended September 30, 1996, 1995 and 1994.

  Financial information for these segments is summarized in the following table. The Company primarily operates in the continental United States.

                           THT Inc. and Subsidiaries

                       September 30, 1996, 1995 and 1994



NOTE 14 (continued)

  Segment information for the years ended September 30, 1996, 1995 and 1994 is as follows:


                                                         Eliminations
                          Fabricated        Rolled           and
                            steel           paper         corporate       Consolidated
                           products       products          items            total
                          ----------     -----------     ------------     ------------

1996
----
   Sales                  $6,411,181     $12,215,808                       $18,626,989
   Operating income          683,546       3,336,050     $(1,482,241)        2,537,355
   Identifiable assets     3,178,296       5,797,075       2,058,770        11,034,141
   Depreciation              295,066         144,123                           439,189
   Additions to property,
     plant and equipment     656,641          52,913           5,407           714,961


1995
----
   Sales                  $7,801,273     $10,668,171                       $18,469,444
   Operating income          954,153       3,009,152     $(1,223,317)        2,739,988
   Identifiable assets     3,511,930       5,381,557       2,144,540        11,038,027
   Depreciation              259,350         131,764                           391,114
   Additions to property,
     plant and equipment     553,809          69,926                           623,735


1994
----
   Sales                  $8,143,628     $ 8,940,379     $       625       $17,084,632
   Operating income        1,199,057       2,033,540        (826,681)        2,405,916
   Identifiable assets     4,135,430       6,105,862       1,524,925        11,766,217
   Depreciation              234,828         146,879                           381,707
   Additions to property,
     plant and equipment     102,093          38,633                           140,726

                           THT Inc. and Subsidiaries

                       September 30, 1996, 1995 and 1994



NOTE 15 - FUTURE ACCOUNTING PRONOUNCEMENTS

  Long-Lived Assets

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS No. 121") effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's financial position or results of operations.

  Stock-Based Compensation

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect the measurement provisions of SFAS No. 123 or to continue to account for its stock option or similar equity awards using the intrinsic method, where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. If a company elects not to adopt SFAS No. 123, then it must provide pro forma disclosure of net income and earnings per share, as if the fair value based method has been applied.

  SFAS No. 123 is effective for the fiscal year beginning on October 1, 1996. Pro forma disclosures for entities that elect to continue to measure compensation cost under the old method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Effective October 1, 1996, the Company has elected to account for stock-based compensation plans under the intrinsic method and to disclose the effect of SFAS No. 123 on a pro forma basis.

                           THT Inc. and Subsidiaries

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





          Column A                Column B          Column C          Column D    Column E
          --------                --------          --------          --------    --------
                                                    Additions
                                                    ---------
                                  Balance at  Charged to  Charged to  Deductions  Balance at
                                  beginning   costs and     other        from       end of
          Description             of period    expenses    accounts    reserves     period
          -----------             ----------  ----------  ----------  ----------  ----------

Year ended September 30, 1996
  Reserve for doubtful accounts,
    returns, discounts and billing
    adjustments                      $25,000                                         $25,000
                                  ==========                                      ==========

  Reserve for inventory
    obsolescence and rework          $11,373                                         $11,373
                                  ==========                                      ==========


Year ended September 30, 1995
  Reserve for doubtful accounts,
    returns, discounts and
    billing adjustments              $25,000                                         $25,000
                                  ==========                                      ==========

  Reserve for inventory
    obsolescence and rework          $11,373                                         $11,373
                                  ==========                                      ==========


Year ended September 30, 1994
  Reserve for doubtful accounts,
    returns, discounts and
    billing adjustments              $28,826                              $3,826     $25,000
                                  ==========                          ==========  ==========

  Reserve for inventory
    obsolescence and rework          $11,373                                         $11,373
                                  ==========                                      ==========

                                                                      Exhibit 11
                                                                      ----------
                           THT Inc. and Subsidiaries
                     SCHEDULE OF COMPUTATION OF NET INCOME

                                   PER SHARE
                            Year ended September 30,


                                                     1996         1995         1994
                                                     ----         ----         ----

Primary income per share
  Net income                                      $2,052,836   $1,815,480   $1,600,044
  Less dividends accrued on preferred shares        (280,000)    (280,000)    (280,000)
                                                  ----------   ----------   ----------

  Income available to common shares               $1,772,836   $1,535,480   $1,320,044
                                                  ==========   ==========   ==========

  Weighted average number of common shares
    outstanding during year                        3,982,605    4,254,806    4,527,007
                                                  ==========   ==========   ==========

  Per share net income                            $      .45   $      .36   $      .29
                                                  ==========   ==========   ==========


Fully diluted income per share
  Net income                                      $2,072,836   $1,815,480   $1,600,004
  Add interest expense, net (Note 1 below)
  Less dividends accrued on preferred shares        (280,000)    (280,000)    (280,000)
                                                  ----------   ----------   ----------

  Income available to common shares               $1,792,836   $1,535,480   $1,320,044
                                                  ==========   ==========   ==========

  Weighted average number of common shares
    outstanding during year                        3,982,605    4,254,806    4,527,007
                                                  ==========   ==========

  Per share net income                            $      .45   $      .36   $      .29
                                                  ==========   ==========   ==========

                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THT INC.


Date: December 2, 1996                By:  /s/ Frederick A. Rossetti
                                           ------------------------------------
                                      Frederick A. Rossetti, President,
                                      Principal Executive Officer,
                                      Principal Financial Officer



                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: December 2, 1996                /s/ Paul K. Kelly
                                      -----------------------------------------
                                      Paul K. Kelly, Chairman of the
                                      Board of Directors



Date: December 2, 1996                /s/ Jeffrey B. Gaynor
                                      -----------------------------------------
                                      Jeffrey B. Gaynor, Director



Date: December 2, 1996                /s/ Frederick A. Rossetti
                                      -----------------------------------------
                                      Frederick A. Rossetti, Director