Form 10-Q
period 1996-12-31
THT INC
filed 1997-02-04
CIK 721602

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1996
                               -------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number     O-11365
                       ----------------

                                   THT Inc.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                          73-1284563
--------------------------                             -----------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

33 Riverside Avenue, Westport, CT                              06880
------------------------------------------                 --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:     (203) 226-6408
                                                   -----------------------

                                      N/A
-------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  x     No
                                              ---       ---

     As of January 31, 1997, the Registrant had 3,982,605 shares of Common Stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    THT Inc.
                      Condensed Consolidated Balance Sheet


                                                December 31, 1996     September 30, 1996
                                                -----------------     ------------------
                                                   (Unaudited)
Assets:

Current Assets:
 Cash and Cash Equivalents                         $   754,898            $   914,325
 Trade Accounts Receivable (net of allowances
   of $25,000 at December 31, 1996 and
   September 30, 1996)                                 852,471              1,236,254
 Inventories                                         1,897,558              1,897,701
 Deferred Income Taxes                                 315,000                315,000
 Other Current Assets                                   85,048                128,786
                                                   -----------            -----------

    Total Current Assets                             3,904,975              4,492,066

Net Property, Plant & Equipment                      3,194,697              3,073,464
Net Intangible Assets, Primarily Goodwill            3,179,155              3,203,744
Other Assets                                           292,266                264,867
                                                   -----------            -----------

    Total Assets                                   $10,571,093            $11,034,141
                                                   ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                Condensed Consolidated Balance Sheet (Continued)

                                                  December 31, 1996    September 30, 1996
                                                  -----------------    ------------------
                                                      (Unaudited)
Liabilities and Stockholders' Equity
--------------------------------------

Current Liabilities:
 Accounts Payable & Accrued Liabilities               $   951,851          $ 1,840,333
 Due to Former Shareholders - Current                       8,821                8,821
 Income Taxes Payable                                      33,485               17,981
                                                      -----------          -----------

    Total Current Liabilities                             994,157            1,867,135

Long-Term Liabilities
 Due to Former Shareholders - Jackburn                    604,000              604,000
 Notes to Related Party                                   430,012              430,012
 Deferred Income Taxes                                    329,000              323,000
 Other Long-Term Liabilities                              417,837              393,738
                                                      -----------          -----------

    Total Liabilities                                   2,775,006            3,617,885

Stockholders' Equity:

 Cumulative 14% nonvoting Preferred Stock,
  $.01 par value; 5,000 shares authorized,
  2,000 shares outstanding                              2,000,000            2,000,000
 Common Stock, $.01 par value; 25,000,000 shares
  authorized, 3,982,605 shares issued at
  December 31, 1996, and September 30, 1996                39,826               39,826
 Additional Paid-In Capital                            13,055,280           13,055,280
 Accumulated Deficit                                   (7,299,019)          (7,678,850)
                                                      -----------          -----------

       Total Stockholders' Equity                       7,796,087            7,416,256
                                                      -----------          -----------

Total Liabilities & Stockholders' Equity              $10,571,093          $11,034,141
                                                      ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                 Condensed Consolidated Statement of Operations
                                  (Unaudited)

                                                                    Three Months Ended
                                                                        December 31,
                                                                   1996                1995
                                                              --------------------------------
Net Sales                                                     $  3,793,817         $ 4,241,249
Costs and Expenses:
 Cost of Sales                                                   2,503,799           3,035,321
 Selling, General and Administrative Expenses                      755,959             650,325
                                                               -----------         -----------
                                                                 3,259,758           3,685,646
                                                               -----------         -----------

Income from Operations                                             534,059             555,603
                                                               -----------         -----------

Other income (expense):
 Interest Expense                                                  (24,609)            (88,400)
 Interest Income                                                     8,787              10,301
 Other                                                             (10,406)            (21,545)
                                                               -----------         -----------

Income Before Income Taxes                                         507,831             455,959
                                                               -----------         -----------


Income Taxes:
 Federal                                                           (21,000)             (9,000)
 State                                                             (37,000)            (44,000)
                                                               -----------         -----------
                                                                   (58,000)            (53,000)
                                                               -----------         -----------

Net Income                                                         449,831             402,959

Dividend on Preferred Stock                                        (70,000)            (70,000)
                                                               -----------         -----------

Net Income Available to Common Stockholders                    $   379,831         $   332,959
                                                               ===========         ===========

Accumulated Deficit - Beginning of Period                       (7,678,850)         (9,451,686)
                                                               -----------         -----------

Accumulated Deficit - End of Period                            $(7,299,019)        $(9,118,727)
                                                               ===========         ===========

Net Income per Common Share
(After Preferred Stock Dividend)                               $       .10         $       .08
                                                               ===========         ===========

Primary weighted average number of
shares outstanding                                               3,982,605           3,982,605
                                                               ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                    Three Months Ended
                                                                       December 31,
                                                                  1996              1995
                                                               ---------------------------

Cash flows from operating activities:

Net income                                                     $   449,831     $   402,959
                                                               -----------     -----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation and amortization                                144,716         137,862
      Deferred compensation                                         24,098          22,483
      Changes in assets and liabilities:
         Accounts receivable, net                                  383,783         399,819
         Inventories                                                  (143)         28,566
         Other current assets                                       43,738          27,796
         Other assets                                              (27,399)        (17,055)
         Accounts payable and accrued liabilities                 (888,482)       (284,145)
         Income taxes payable                                       15,504          13,005
                                                               -----------     -----------

      Net cash provided by operating activities                    145,646         731,290

Cash flows from investing activities:

Purchase of property and equipment (net)                          (235,073)       (161,223)
                                                               -----------     -----------

      Net cash used in investing activities                       (235,073)       (161,223)


   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
           Condensed Consolidated Statement of Cash Flows (Continued)
                                  (Unaudited)


                                                      Three Months Ended
                                                         December 31,
                                                       1996        1995
                                                    ----------  ----------
Cash flows from financing activities:

Repayment of debt                                                (546,758)
Cash dividends paid                                   (70,000)    (70,000)
Current portion of long-term debt                                  36,386
Long-term debt - Proceeds                                         139,479
                                                    ---------   ---------

      Net cash used in financing activities           (70,000)   (440,893)
                                                    ---------   ---------

      Net (decrease) increase in cash
        and cash equivalents                         (159,427)    129,174

      Cash and cash equivalents at beginning
        of period                                     914,325     458,824
                                                    ---------   ---------

      Cash and cash equivalents at end of period    $ 754,898   $ 587,998
                                                    =========   =========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:

      Interest                                      $  24,609   $   70,990
                                                    =========   ==========

      Taxes                                         $  36,232   $   39,995
                                                    =========   ==========

   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1 - General

    The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the September 30, 1996 Annual Report included on Form 10-K.

    The condensed consolidated financial statements for the three-month period ended December 31, 1996 are unaudited but, in the opinion of Management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of such interim periods. Interim results are not necessarily indicative of results for a full year.


Note 2 - Inventories

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

    Inventories consist of the following:

                                     December 31,         September 30,
                                         1996                 1996
                                         ----                 ----
                                     (Unaudited)
  Raw materials                     $   782,491         $    913,946
  Work in process                       201,719              228,926
  Finished goods                        855,380              697,984
  Packaging and supplies                 57,968               56,845
  Total inventories                 -----------         ------------
                                    $ 1,897,558         $  1,897,701
                                    ===========         ============

Note 3 - Property, Plant and Equipment

Property, plant and equipment consist of:

                                                         December 31,          September 30,
                                                             1996                   1996
                                                             ----                   ----
                                                         (Unaudited)
  Land                                                 $     114,426           $     102,557
  Buildings and improvements                               1,804,203               1,816,181
  Machinery and equipment                                  3,609,631               3,403,627
  Furniture, fixtures & autos                                110,640                  97,171
                                                       -------------           -------------
                                                           5,638,900               5,419,536

  Less accumulated depreciation                            2,444,203               2,346,072
                                                       -------------           -------------

  Total property, plant and equipment                  $   3,194,697           $   3,073,464
                                                       =============           =============

Note 4 - Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Number 109 "Accounting for Income Taxes" (FAS No. 109"). The Company anticipates utilizing its deferred tax assets primarily to the extent of its deferred tax liabilities. As of December 31, 1996, the Company had available net operating loss carry-forwards for tax purposes of approximately $1,150,000 which expire in varying amounts from 1999 through 2004.


Note 5 -  Net Income per Common Share

    Net income per Common Share is calculated by dividing net income after reduction for dividends on Preferred Stock, by the weighted average number of shares of Common Stock outstanding during the three months ended December 31, 1996 and 1995.


Note 6 - Preferred Stock

    For each of the quarters ended December 31, 1996 and 1995, the Company has declared and paid cash dividends on its outstanding Preferred Stock in the amount of $70,000.

Note 7 - Employee Stock Options

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


Note 8 - Subsequent Event

    On February 3, 1997, the Company paid the former Jackburn shareholders $900,000. This payment was made to satisfy the balance of $604,000 due on a 9% Mortgage Note. The balance of $296,000 was applied to any and all obligations due for any Excess Cash Flow liability for the remaining two years ending September 30, 1997 and 1998.

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

Liquidity and Capital Resources
-------------------------------

    The Company had working capital of $2,910,818 as of December 31, 1996, as compared to working capital of $2,624,931 as of September 30, 1996. The increase in the Company's working capital was due primarily to the Company's quarterly profit, partially offset by investments made in property, plant and equipment. The Company had cash on hand as of December 31, 1996 of $754,898, as compared to $914,325 as of September 30, 1996.

    In accordance with the terms of an agreement with the former shareholders (the "Former Jackburn Shareholders") of Jackburn Mfg., Inc. ("Jackburn"), the Company paid the Former Jackburn Shareholders $13,177 in January, 1997 and $30,004 in January, 1996. Such payments represented Jackburn's excess cash flow, as defined under such agreement, for the years ended September 30, 1996 and 1995, respectively.

    In February, 1997, the Company accelerated payment of a 9% Mortgage Note (the "Mortgage Note") originally issued in the principal amount of $604,000 and due in October, 2000. All liens on the property which secured this Mortgage Note have been released. In addition, the Company settled the two remaining years of excess cash flow payments due to the Former Jackburn Shareholders. On February 3, 1997, a lump-sum payment of $900,000 was made to the Former Jackburn Shareholders as final settlement of the Mortgage Note and the remaining excess cash flow liability.

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

    The Company maintains a revolving credit loan of $1,000,000 with Fleet Bank, of which there was no outstanding balance at December 31, 1996. The revolving credit loan is payable on May 1, 1997 and bears interest at the rate of 1/2% above the bank's peg rate, as announced from time to time for short-term commercial loans. Interest on the revolving credit loan is payable monthly in arrears on the last business day of each month and at maturity.

    The Company intends to fund its operations in the near term from cash on hand and from cash flow generated from operations, and from the existing, unused line of credit from Fleet Bank, as described above (which unused line of credit equalled $1,000,000 at December 31, 1996). Depending upon the amount of revenues generated from Setterstix and Jackburn, the Company may require additional financing. Except as described herein, the Company is unaware of any other material commitments which may adversely affect its liquidity in the near term.


Results of Operations
---------------------

Three Months Ended December 31, 1996, as compared to the Three Months Ended
---------------------------------------------------------------------------
December 31, 1995
-----------------

    The Company, on a consolidated basis, generated net sales of $3,793,817 for the three-month period ended December 31, 1996, as compared to net sales of $4,241,249 for the same period of the prior year.

    The overall 10.5% decrease in sales over the prior year was due to a 1% increase in sales at the Company's Setterstix subsidiary, offset by a 30% decrease at its Jackburn subsidiary. The increase in sales at the Setterstix subsidiary was due mainly to volume increases which were substantially offset by price decreases. The decrease in sales at Jackburn was due mainly to reduced volume from two customers.

    Gross profit was $1,290,018 (34% gross profit margin) for the three months ended December 31, 1996, as compared to $1,205,928 (28% gross profit margin) for the same period of the previous year. The increase in gross profit was due mainly to the decrease in the overall cost of the Company's products. The increase in gross profit margin was due to lower direct labor and material costs and to efficiencies gained from the recent manufacturing improvements due to the Company's investment in capital expenditures.

    Selling, general and administrative expenses were $755,959 and $650,325 for the three months ended December 31, 1996 and 1995, respectively. The 16% increase was due to higher administrative expenses at the corporate level.

    Interest expense was $24,609 versus $88,400 for the three months ended December 31, 1996 and 1995, respectively. The decrease is the result of reduced debt principal levels from the prior year.

    The Company generated net income of $449,831 for the three months ended December 31, 1996, as compared to net income of $402,959 for the same period of the prior year.

    The increase in net income was the result of the increase in gross profits plus the reduction in interest expense, partially offset by higher administrative expenses during the period.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits.

         10.1 Settlement Agreement dated January 30, 1997 with the Former Jackburn Shareholders


    (b) Reports on Form 8-K.

               No reports were filed on Form 8-K during the three months ended December 31, 1996.

                                  SIGNATURES
                                  ----------



    Pursuant to the requirement of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  February 3, 1997            By:  /s/ Frederick A. Rossetti
                                         ---------------------------
                                         Frederick A. Rossetti, President,
                                         Principal Executive Officer,
                                         and Principal Accounting Officer