Form 10-Q
period 1997-03-31
THT INC
filed 1997-05-05
CIK 721602

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1997
                               -------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number     O-11365
                       -------------------

                                   THT Inc.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         Delaware                                          73-1284563
---------------------------------                      ------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

33 Riverside Avenue, Westport, CT                             06880
-----------------------------------------              ------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (203) 226-6408
                                                    --------------


                                      N/A
----------------------------------------------------------------------------
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

     As of April 30, 1997, the Registrant had 3,982,605 shares of Common Stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    THT Inc.
                      Condensed Consolidated Balance Sheet


                                                March 31, 1997   September 30, 1996
                                                --------------   ------------------
                                                  (Unaudited)

 Assets:

Current Assets:
  Cash and Cash Equivalents                      $   885,437            $   914,325
  Trade Accounts Receivable (net of reserves
    of $25,000 at March 31, 1997 and
    September 30, 1996)                            1,249,069              1,236,254
  Inventories                                      2,165,757              1,897,701
  Deferred Income Taxes                              315,000                315,000
  Other Current Assets                                61,132                128,786
                                                 -----------            -----------

       Total Current Assets                        4,676,395              4,492,066

Property, Plant & Equipment, net                   3,267,512              3,073,464
Intangible Assets, net                             3,449,869              3,203,744
Other Assets                                         341,059                264,867
                                                 -----------            -----------

       Total Assets                              $11,734,835            $11,034,141
                                                 ===========            ===========




   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                Condensed Consolidated Balance Sheet (continued)


                                                                               September 30,
                                                            March 31, 1997         1996
                                                            ---------------  -----------------
                                                              (Unaudited)
Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts Payable & Accrued Liabilities                       $ 1,445,336         $ 1,840,333
  Long-Term Debt due within one year - Bank                        400,000
  Due to Former Shareholders - Current                                                   8,821
  Income Taxes Payable                                              81,361              17,981
                                                               -----------         -----------

       Total Current Liabilities                                 1,926,697           1,867,135

Long-Term Liabilities
  Long-Term Debt due after one year - Bank                       1,600,000
  Due to Former Shareholders - Jackburn                                                604,000
  Notes to Related Party                                                               430,012
  Deferred Income Taxes                                            329,000             323,000
  Other Long-Term Liabilities                                      441,935             393,738
                                                               -----------         -----------

       Total Liabilities                                         4,297,632           3,617,885

Stockholders' Equity:

  Cumulative 14% nonvoting Preferred Stock,
    $.01 par value; 5,000 shares authorized,
    1,000 and 2,000 shares outstanding at March 31, 1997
    and September 30, 1996, respectively                         1,000,000           2,000,000
  Common Stock, $.01 par value; 25,000,000 shares
    authorized, 3,982,605 shares issued at
    March 31, 1997, and September 30, 1996                          39,826              39,826
  Additional Paid-In Capital                                    13,055,280          13,055,280
  Accumulated Deficit                                           (6,657,903)         (7,678,850)
                                                               -----------         -----------

       Total Stockholders' Equity                                7,437,203           7,416,256
                                                               -----------         -----------

Total Liabilities & Stockholders' Equity                       $11,734,835         $11,034,141
                                                               ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
                Condensed Consolidated Statement of Operations
                                  (Unaudited)

                                                      Three Months Ended                    Six Months Ended
                                                           March 31,                            March 31,
                                                    1997              1996                 1997          1996
                                                -----------        -----------         -----------   -----------

Net Sales                                       $ 4,827,261        $ 5,059,075         $ 8,621,078   $ 9,300,324
Cost and Expenses
  Cost of Sales                                   3,243,934          3,430,836           5,747,733     6,466,157
  Selling, General & Administrative Expenses        716,168            810,933           1,472,127     1,461,258
                                                -----------        -----------         -----------   -----------
                                                  3,960,102          4,241,769           7,219,860     7,927,415
                                                -----------        -----------         -----------   -----------

Income from Operations                              867,159            817,306           1,401,218     1,372,909

Other income (expense):
  Interest Expense                                  (24,854)           (76,673)            (49,463)     (165,073)
  Interest Income                                     7,361              4,377              16,148        14,678
  Other                                             (27,550)           (17,860)            (37,956)      (39,405)
                                                -----------        -----------         -----------   -----------

Income Before Income Taxes                          822,116            727,150           1,329,947     1,183,109

Income Taxes:
  Federal                                           (54,000)           (25,000)            (75,000)      (34,000)
  State                                             (57,000)           (70,000)            (94,000)     (114,000)
                                                -----------        -----------         -----------   -----------
                                                   (111,000)           (95,000)           (169,000)     (148,000)
                                                -----------        -----------         -----------   -----------

Net Income                                          711,116            632,150           1,160,947     1,035,109

Dividend on Preferred Stock                         (70,000)           (70,000)           (140,000)     (140,000)
                                                -----------        -----------         -----------   -----------

Net Income Available to
  Common Stockholders                           $   641,116        $   562,150         $ 1,020,947   $   895,109
                                                ===========        ===========         ===========   ===========

Accumulated Deficit - Beginning of Period        (7,299,019)        (9,118,727)         (7,678,850)   (9,451,686)

Accumulated Deficit - End of Period             $(6,657,903)       $(8,556,577)        $(6,657,903)  $(8,556,577)

Net Income per Common Share                            $.16               $.14                $.26          $.22
                                                ===========        ===========         ===========   ===========
  (After Preferred Stock Dividend)

Primary weighted average number
  of shares outstanding                           3,982,605          3,982,605           3,982,605     3,982,605
                                                ===========        ===========         ===========   ===========

The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                        Six Months Ended
                                                            March 31,
                                                       1997          1996
                                                   -------------------------
Cash flows from operating activities:

Net income                                          $1,160,947    $1,035,109
                                                    ----------    ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                        284,936       275,727
  Deferred compensation                                 48,197        44,966
  Changes in assets and liabilities:
   Accounts receivable, net                            (12,815)      (81,293)
   Inventories                                        (268,056)       98,984
   Other current assets                                 67,654        62,326
   Other assets                                        (76,192)      (34,719)
   Accounts payable and accrued liabilities           (394,997)     (477,993)
   Due to former shareholders - current                 (8,821)      (30,004)
   Income taxes payable                                 63,380        48,131
                                                    ----------    ----------

  Net cash provided by operating activities            864,233       941,234

Cash flows from investing activities:

Purchase of property and equipment (net)              (423,109)     (357,052)
Settlement of former shareholders' earnout            (296,000)
                                                    ----------    ----------

  Net cash used in investing activities               (719,109)     (357,052)




   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
           Condensed Consolidated Statement of Cash Flows (continued)
                                  (Unaudited)


                                                    Six Months Ended
                                                        March 31,
                                                    1997         1996
                                                -----------  -----------
Cash flows from financing activities:

Repayment of debt                                (1,934,012)   (702,615)
Cash dividends paid                                (140,000)   (140,000)
Note payable                                        900,000
Preferred Stock repurchased                      (1,000,000)
Current portion of long-term debt - proceeds        400,000      36,386
Long-term debt - proceeds                         1,600,000     139,479
                                                -----------   ---------

 Net cash used in financing activities             (174,012)   (666,750)
                                                -----------   ---------

 Net decrease in cash and cash equivalents          (28,888)    (82,568)

 Cash and cash equivalents at beginning
  of period                                         914,325     458,824
                                                -----------   ---------

 Cash and cash equivalents at end of period     $   885,437   $ 376,256
                                                ===========   =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:

     Interest                                   $    49,463   $ 129,222
                                                ===========   =========

     Taxes                                      $   100,269   $ 103,085
                                                ===========   =========


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

          The condensed consolidated financial statements for the three-month and six-month periods ended March 31, 1997 are unaudited but, in the opinion of Management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of such interim periods. Interim results are not necessarily indicative of results for a full year.


Note 2 - Jackburn Settlement

          On February 3, 1997, the Company paid the former Jackburn shareholders $900,000. This payment was made to satisfy the balance of $604,000 due on a 9% Mortgage Note. The balance of $296,000 was applied to any and all obligations due for any Excess Cash Flow liability for the remaining two years ending September 30, 1997 and 1998. See Note 3 regarding financing of this settlement.


Note 3 - Bank Financing

          On March 27, 1997, the Company entered into a Credit Agreement (the "Agreement") with Fleet Bank, N.A. ("Fleet"). The Agreement provides for a $2,000,000 term loan ("Term Loan") and for a $2,000,000 revolving line of credit ("Line of Credit") to the Company. The Term Loan is for a term of five years and provides for quarterly principal payments of $100,000, commencing as of June 30, 1997, with interest payable monthly in arrears. The Line of Credit is for a period of two years, and upon the expiration thereof, unless such Line of Credit is extended, the outstanding principal amount then outstanding, if any, is due and payable. Interest on the Line of Credit is payable monthly in arrears.

          Interest on the outstanding principal amount of the Term Loan and on the outstanding principal amount of the Line of Credit will accrue, at the Company's option, at Fleet's prime rate, as announced from time to time, or the London Interbank Offer Rate ("LIBOR") plus 2%. Both the Term Loan and the Line of Credit are secured by all of the Company's assets, pursuant to the terms of certain security agreements, dated as of March 27, 1997.

          On March 31, 1997, the Registrant borrowed $2,000,000 under the Term Loan. Of such borrowing, $100,000 principal amount of the Term Loan bears interest at 7.7734%, and $1,900,000 principal amount thereof bears interest at a rate of 7.9375%.

          The Company borrowed the aggregate principal amount under the Term Loan to redeem 1,000 shares of its Preferred Stock owned of record by PH II Holdings, Inc. ("PH II"), an affiliate of the Company. The redemption price of the Preferred Stock was $1,000,000, the face value of such stock. In addition, the loan proceeds were used by the Company to repay PH II $500,000, representing the remaining outstanding principal balance, plus accrued interest, due such entity under the terms of a demand note dated February 3, 1997, and which note was in the original principal amount of $900,000, and was originally issued to fund the satisfaction of obligations due the former shareholders of Jackburn Mfg., Inc.; and to repay $430,012 principal amount, plus accrued interest, due PH II under the terms of a promissory note dated June 1, 1992 and which note was due on May 31, 2002.

          The Company is required under the Agreement to adhere to certain affirmative and negative covenants, and borrowings under the Line of Credit is limited to 80% of eligible accounts receivables and 50% of the inventory of the Company, as set forth in the Agreement. The Line of Credit supersedes a $1,000,000 line of credit with Fleet which was due to expire on May 1, 1997.


Note 4 -Inventories

          Inventories of Jackburn Mfg., Inc. ("Jackburn"), a wholly-owned subsidiary of the Company, are valued at the lower of cost or market on a last-in, first-out (LIFO) basis for generally all raw materials including the raw material content of work in process and finished goods. Labor and manufacturing overhead are valued at cost on a first-in, first-out (FIFO) basis. Inventories of the Company's other wholly-owned subsidiary, Setterstix Corp. ("Setterstix"), are stated at the lower of cost or market on a first-in, first-out (FIFO) method.

        Inventories consist of the following:


                               March 31,   September 30,
                                  1997          1996
                              -----------  -------------
                              (Unaudited)

Raw materials                  $1,051,459     $  913,946
Work in process                   150,662        228,926
Finished goods                    909,399        697,984
Packaging and supplies             54,237         56,845
                               ----------  -------------
Total inventories              $2,165,757     $1,897,701
                               ==========  =============

 Note 5 - Property, Plant and Equipment

Property, plant and equipment consist of:

                                          March 31,    September 30,
                                            1997           1996
                                        -----------    -------------
                                        (Unaudited)
Land                                     $  114,426       $  102,557
Buildings and improvements                1,818,665        1,816,181
Machinery and equipment                   3,800,606        3,403,627
Furniture, fixtures & autos                  98,938           97,171
                                        -----------    -------------
                                          5,832,635        5,419,536

Less accumulated depreciation             2,565,123        2,346,072
                                        -----------    -------------

Total property, plant and equipment      $3,267,512       $3,073,464
                                        ===========    =============


Note 6 - Income Taxes

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Number 109 "Accounting for Income Taxes" (FAS No. 109"). The Company anticipates utilizing its deferred tax assets primarily to the extent of its deferred tax liabilities. As of March 31, 1997, the Company had available net operating loss carry-forwards for tax purposes of approximately $500,000 which expire in varying amounts from 1999 through 2004. The Company anticipates that the remaining net operating loss carryforward will run out this fiscal year. As a result, the Company has begun providing for income taxes in 1997 at expected levels.


Note 7 -  Net Income per Common Share

          Net income per Common Share is calculated by dividing net income after reduction for dividends on Preferred Stock, by the weighted average number of shares of Common Stock outstanding during the three and six month periods ended March 31, 1997 and 1996.

Note 8 - Preferred Stock

          For each of the quarters ended December 31, 1996 and March 31, 1997, the Company has declared and paid cash dividends on its outstanding Preferred Stock in the amount of $70,000. (See Note 3 regarding repurchase of Preferred Stock.)


Note 9 - Employee Stock Options

          The Financial Accounting Standards Board has issued Financial Accounting Standard No. 123 ("SFAS 123"). SFAS 123 allows companies to record compensation cost based on fair value of stock options, or to continue to record compensation cost under APB 25, "Accounting for Stock Issued to Employees" (compensation cost measured as the excess of fair value of the stock over the options price). For companies using APB 25, the notes to the financial statements must disclose pro forma net income and earnings per share as if it had used the fair value of stock options (SFAS 123). The Company has elected to adopt the disclosure requirements of SFAS 123.


Note 10 - New Accounting Pronouncements

          In February, 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share, together with disclosures of how the per-share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

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


Liquidity and Capital Resources
-------------------------------

          The Company had working capital of $2,749,698 as of March 31, 1997, as compared to working capital of $2,624,931 as of September 30, 1996. The slight increase in the Company's working capital was due primarily to the Company's profits, offset by investments made in property, plant and equipment, the repayment of the long-term mortgage note to the former Jackburn shareholders, as defined below, and the additional debt incurred to redeem certain of the Company's Preferred Stock. The Company had cash on hand as of March 31, 1997 of $885,437, as compared to $914,325 as of September 30, 1996.

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

          On March 27, 1997, the Company entered into a Credit Agreement (the "Agreement") with Fleet Bank, N.A. ("Fleet"). The Credit Agreement provides for a $2,000,000 term loan ("Term Loan") to the Company and for a $2,000,000 revolving line of credit ("Line of Credit") to the Company. The Term Loan is for a term of five years and provides for quarterly principal payments of $100,000, commencing as of June 30, 1997, with interest payable monthly in arrears. The Line of Credit is for a period of two years, and upon the expiration thereof, unless such Line of Credit is extended, the outstanding principal amount then outstanding, if any, is due and payable. Interest on the Line of Credit is payable monthly in arrears.

          Interest on the outstanding principal amount of the Term Loan and on the outstanding principal amount of the Line of Credit will accrue, at the Company's option, at Fleet's prime rate, as announced from time to time, or the London Interbank Offer Rate ("LIBOR") plus 2%. Both the Term Loan and the Line of Credit are secured by all of the Company's assets, pursuant to the terms of certain security agreements, dated as of March 27, 1997.

          On March 31, 1997, the Company borrowed $2,000,000 under the Term Loan. Of such borrowing, $100,000 principal amount of the Term Loan bears interest at 7.7734%, and $1,900,000 principal amount thereof bears interest at a rate of 7.9375%. To the extent the Line of Credit is not utilized by the Company, the Company is obligated to pay an annual commitment fee of .1875% for the average unused portion of the Line of Credit.

          The Company borrowed the aggregate principal amount under the Term Loan to redeem 1,000 shares of its Preferred Stock owned of record by PH II Holdings, Inc. ("PH II"), an affiliate of the Company. The redemption price of the Preferred Stock was $1,000,000, the face value of such stock. In addition, the loan proceeds were used by the Company to repay PH II $500,000, representing the remaining outstanding principal balance, plus accrued interest, due such entity under the terms of a demand note dated February 3, 1997, and which note was in the original principal amount of $900,000, and was originally issued to fund the satisfaction of obligations due the former shareholders of Jackburn; and to repay $430,012 principal amount, plus accrued interest, due PH II under the terms of a promissory note dated June 1, 1992 and which note was due on May 31, 2002. The demand note bore interest at the prime rate and the promissory note bore interest at the prime rate plus 2%.

          The Company is required under the Agreement to adhere to certain affirmative and negative covenants, and borrowings under the Line of Credit is limited to 80% of eligible accounts receivables and 50% of the inventory of the Company, as set forth in the Agreement. The Line of Credit supersedes a $1,000,000 line of credit with the Bank which was due to expire on May 1, 1997.

          The Company intends to fund its operations in the near term from cash on hand and from cash flow generated from operations, and from the existing, unused line of credit from Fleet Bank, as described above (which unused line of credit equalled $2,000,000 at March 31, 1997). Depending upon the amount of revenues generated from Setterstix and Jackburn, the Company may require additional financing. Except as described herein, the Company is unaware of any other material commitments which may adversely affect its liquidity in the near term.


Results of Operations
---------------------

Six Months Ended March 31, 1997, as compared to the Six Months Ended March 31,
------------------------------------------------------------------------------
1996
----

          The Company, on a consolidated basis, generated net sales of $8,621,078 for the six- month period ended March 31, 1997, as compared to net sales of $9,300,324 for the same period of the prior year.

          The overall 7.3% decrease in sales over the prior year was due to a 2% increase in sales at the Company's Setterstix subsidiary, offset by a 18% decrease at its Jackburn subsidiary. The increase in sales at the Setterstix subsidiary was due mainly to volume increases which were substantially offset by price decreases. The decrease in sales at Jackburn was due mainly to reduced volume from two customers.

          Gross profit was $2,873,345 (33% gross profit margin) for the six months ended March 31, 1997, as compared to $2,834,167 (30% gross profit margin) for the same period of the previous year. The increase in gross profit was due mainly to the decrease in the overall cost of the Company's products. The increase in gross profit margin was due to lower direct labor and material costs and to efficiencies gained from the recent manufacturing improvements due to the Company's investment in capital expenditures, partially offset by lower margins at Jackburn due to lower sales volume which did not absorb fixed operating costs.

          Selling, general and administrative expenses were $1,472,127 and $1,461,258 for the six months ended March 31, 1997 and 1996, respectively. The change is insignificant.

          Interest expense was $49,463 versus $165,073 for the six months ended March 31, 1997 and 1996, respectively. The decrease is the result of reduced debt principal levels from the prior year.

          The Company generated net income of $1,160,947 for the six months ended March 31, 1997, as compared to net income of $1,035,109 for the same period of the prior year. The 12% increase in net income was the result of the increase in gross profits plus the reduction in interest expense, partially offset by higher Federal income tax expense during the period.

Three Months Ended March 31, 1997, as compared to the Three Months Ended March
------------------------------------------------------------------------------
31, 1996
--------

          The Company, on a consolidated basis, generated net sales of $4,827,261 for the three-month period ended March 31, 1997, as compared to net sales of $5,059,075 for the same period of the prior year.

          The overall 4.6% decrease in sales over the prior year was due to a 2.5% increase in sales at the Company's Setterstix subsidiary, offset by a 17% decrease at its Jackburn subsidiary. The increase in sales at the Setterstix subsidiary was due mainly to volume increases which were substantially offset by price decreases. The decrease in sales at Jackburn was due mainly to reduced volume from two customers.

          Gross profit was $1,583,327 (33% gross profit margin) for the three months ended March 31, 1997, as compared to $1,628,239 (32% gross profit margin) for the same period of the previous year. The decrease in gross profit was due mainly to the decrease in sales, partially offset by a reduction in the overall cost of the Company's products. The increase in gross profit margin was due to lower direct labor and material costs and to efficiencies gained from the recent manufacturing improvements due to the Company's investment in capital expenditures, partially offset by lower margins at Jackburn due to lower sales volume which did not absorb fixed operating costs.

          Selling, general and administrative expenses were $716,168 and $810,933 for the three months ended March 31, 1997 and 1996, respectively. The 12% decrease was due to lower administrative expenses and lower sales commissions due to the decrease in sales.

          Interest expense was $24,854 versus $76,673 for the three months ended March 31, 1997 and 1996, respectively. The decrease is the result of reduced debt principal levels from the prior year.

          The Company generated net income of $711,116 for the three months ended March 31, 1997, as compared to net income of $632,150 for the same period of the prior year. The 12.5% increase in net income was the result of the increase in gross profit margins, plus the reduction in selling, administrative and interest expenses during the period, partially offset by higher federal income tax expense during the period.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

                                     None


     (b) Reports on Form 8-K.

           The Company filed a Current Report on Form 8-K dated April 2, 1997 to report a new credit arrangement with Fleet Bank, N.A.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirement of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 2, 1997               By: /s/ Frederick A. Rossetti
                                      ---------------------------
                                  Frederick A. Rossetti, President,
                                  Principal Executive Officer,
                                  and Principal Accounting Officer