Form 10-Q
period 1997-06-30
THT INC
filed 1997-07-23
CIK 721602

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997
                               --------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number     O-11365
                       -------------------

                                   THT Inc.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                           73-1284563
----------------------------------                     ------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

33 Riverside Avenue, Westport, CT                              06880
-----------------------------------------              ------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (203) 226-6408
                                                     --------------

                                      N/A
--------------------------------------------------------------------------------
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

     As of July 17, 1997, the Registrant had 3,982,605 shares of Common Stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    THT Inc.
                      Condensed Consolidated Balance Sheet

                                                     June 30, 1997           September 30, 1996
                                                     -------------           ------------------
                                                      (Unaudited)
Assets:

Current Assets:
  Cash and Cash Equivalents                            $ 1,601,253               $   914,325
  Trade Accounts Receivable (net of reserves
    of $29,000 at June 30, 1997 and $25,000 at
    September 30, 1996)                                  1,426,263                 1,236,254
  Inventories                                            1,859,035                 1,897,701
  Deferred Income Taxes                                    315,000                   315,000
  Other Current Assets                                     223,351                   128,786
                                                       -----------               -----------

       Total Current Assets                              5,424,902                 4,492,066

Property, Plant & Equipment, net                         3,234,294                 3,073,464
Intangible Assets, net                                   3,453,394                 3,203,744
Other Assets                                               316,667                   264,867
                                                       -----------               -----------

       Total Assets                                    $12,429,257               $11,034,141
                                                       ===========               ===========


   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                Condensed Consolidated Balance Sheet (continued)

                                                           June 30, 1997   September 30, 1996
                                                           --------------  -------------------
                                                            (Unaudited)
Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts Payable & Accrued Liabilities                     $ 1,577,321          $ 1,840,333
  Current Portion - Long-Term Debt                               400,000
  Due to Former Shareholders - Current                                                  8,821
  Income Taxes Payable                                            59,734               17,981
                                                             -----------          -----------

       Total Current Liabilities                               2,037,055            1,867,135

Long-Term Liabilities
  Long-Term Debt                                               1,500,000
  Due to Former Shareholders - Jackburn                                               604,000
  Notes to Related Party                                                              430,012
  Deferred Income Taxes                                          329,000              323,000
  Other Long-Term Liabilities                                    556,689              393,738
                                                             -----------          -----------

       Total Liabilities                                       4,422,744            3,617,885

Stockholders' Equity:

  Cumulative 14% nonvoting Preferred Stock,
    $.01 par value; 5,000 shares authorized,
    1,000 and 2,000 shares outstanding at June 30, 1997
    and September 30, 1996, respectively                       1,000,000            2,000,000
  Common Stock, $.01 par value; 25,000,000 shares
    authorized, 3,982,605 shares issued at
    June 30, 1997 and September 30, 1996                          39,826               39,826
  Additional Paid-In Capital                                  13,055,280           13,055,280
  Accumulated Deficit                                         (6,088,593)          (7,678,850)
                                                             -----------          -----------

       Total Stockholders' Equity                              8,006,513            7,416,256
                                                             -----------          -----------

Total Liabilities & Stockholders' Equity                     $12,429,257          $11,034,141
                                                             ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                 Condensed Consolidated Statement of Operations
                                  (Unaudited)

                                                  Three Months Ended                  Nine Months Ended
                                                       June 30,                             June 30,
                                                   1997          1996               1997           1996
                                                   ----          ----               ----           ----
Net Sales                                       $ 4,953,988   $ 5,125,803       $13,575,066     $14,426,127
Cost and Expenses
  Cost of Sales                                   3,264,623     3,425,083         9,012,356       9,891,240
  Selling, General & Administrative Expenses        965,409       949,883         2,437,536       2,411,141
                                                -----------   -----------       -----------     -----------
                                                  4,230,032     4,374,966        11,449,892      12,302,381
                                                -----------   -----------       -----------     -----------

Income from Operations                              723,956       750,837         2,125,174       2,123,746

Other income (expense):
  Interest Expense                                  (41,077)      (65,134)          (90,540)       (230,207)
  Interest Income                                    13,342         6,552            29,490          21,230
  Other                                             (19,911)      (55,378)          (57,867)        (94,783)
                                                -----------   -----------       -----------     -----------

Income Before Income Taxes                          676,310       636,877         2,006,257       1,819,986

Income Taxes:
  Federal                                           (21,000)      (21,000)          (96,000)        (55,000)
  State                                             (51,000)      (46,000)         (145,000)       (160,000)
                                                -----------   -----------       -----------     -----------
                                                    (72,000)      (67,000)         (241,000)       (215,000)
                                                -----------   -----------       -----------     -----------

Net Income                                          604,310       569,877         1,765,257       1,604,986

Dividend on Preferred Stock                         (35,000)      (70,000)         (175,000)       (210,000)
                                                -----------   -----------       -----------     -----------

Net Income Available to
  Common Stockholders                           $   569,310   $   499,877       $ 1,590,257     $ 1,394,986
                                                ===========   ===========       ===========     ===========

Accumulated Deficit - Beginning of Period        (6,657,903)   (8,556,577)       (7,678,850)     (9,451,686)

Accumulated Deficit - End of Period             $(6,088,593)  $(8,056,700)      $(6,088,593)    $(8,056,700)
                                                ===========   ===========       ===========     ===========

Net Income per Common Share                     $       .14   $       .13       $       .40     $       .35
                                                ===========   ===========       ===========     ===========
  (After Preferred Stock Dividend)

Primary weighted average number
  of shares outstanding                           3,982,605     3,982,605         3,982,605       3,982,605
                                                ===========   ===========       ===========     ===========

The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
                Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                         Nine Months Ended
                                                              June 30,
                                                         1997          1996
                                                     --------------------------
Cash flows from operating activities:

Net income                                            $1,765,257    $1,604,986
                                                      ----------    ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation and amortization                      406,783       413,389
      Deferred compensation                              162,951        67,448
      Loss on disposal of property                                      35,553
      Accounts receivable write-off                                    280,111
      Changes in assets and liabilities:
         Accounts receivable, net                       (190,009)     (273,438)
         Inventories                                      38,666       298,106
         Other current assets                            (94,565)      (32,374)
         Other assets                                    (51,800)      (43,165)
         Accounts payable and accrued liabilities       (227,012)     (403,747)
         Due to former shareholders - current             (8,821)      (30,004)
         Income taxes payable                             41,753        59,032
                                                      ----------    ----------

      Net cash provided by operating activities        1,843,203     1,975,897

Cash flows from investing activities:

Purchase of property and equipment (net)                (551,263)     (477,532)
Settlement of former shareholders' earnout              (296,000)
                                                      ----------    ----------

      Net cash used in investing activities             (847,263)     (477,532)




   The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
          Condensed Consolidated Statement of Cash Flows (continued)
                                  (Unaudited)

                                                                  Nine Months Ended
                                                                       June 30,
                                                                  1997          1996
                                                              --------------------------
Cash flows from financing activities:

Repayment of debt                                              (2,034,012)   (1,513,041)
Cash dividends paid                                              (175,000)     (210,000)
Note payable                                                      900,000
Preferred Stock repurchased                                    (1,000,000)
Proceeds from debt                                              2,000,000       175,865
                                                              -----------   -----------

      Net cash used in financing activities                      (309,012)   (1,547,176)
                                                              -----------   -----------

      Net increase (decrease) in cash and cash equivalents        686,928       (48,811)

      Cash and cash equivalents at beginning
        of period                                                 914,325       458,824
                                                              -----------   -----------

      Cash and cash equivalents at end of period              $ 1,601,253   $   410,013
                                                              ===========   ===========



Supplemental disclosure of cash flow information:
  Cash paid during the period for:

     Interest                                                 $    77,891   $  164,096
                                                              ===========   ==========

     Taxes                                                    $   165,986   $  156,185
                                                              ===========   ==========


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

    The condensed consolidated financial statements for the three-month and nine-month periods ended June 30, 1997 are unaudited but, in the opinion of Management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of such interim periods. Interim results are not necessarily indicative of results for a full year.


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


Note 3 - Bank Financing

    On March 27, 1997, the Company entered into a Credit Agreement (the "Agreement") with Fleet Bank, N.A. ("Fleet"). The Agreement provides for a $2,000,000 term loan ("Term Loan") and for a $2,000,000 revolving line of credit ("Line of Credit") to the Company. The Term Loan is for a term of five years and provides for quarterly principal payments of $100,000, which commenced on June 30, 1997, with interest payable monthly in arrears. The Line of Credit is for a period of two years, and upon the expiration thereof, unless such Line of Credit is extended, the outstanding principal amount then outstanding, if any, is due and payable. Interest on the Line of Credit is payable monthly in arrears.

    Interest on the outstanding principal amount of the Term Loan and on the outstanding principal amount of the Line of Credit will accrue, at the Company's option, at Fleet's prime rate, as announced from time to time, or the London Interbank Offer Rate ("LIBOR") plus 2%. Both the Term Loan and the Line of Credit are secured by all of the Company's assets, pursuant to the terms of certain security agreements, dated as of March 27, 1997. At June 30, 1997, the remaining principal amount due under the Term Loan of $1,900,000 bears interest at a rate of 7.9375%.

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

    Inventories consist of the following:


                                        June 30,     September 30,
                                          1997           1996
                                      ----------      ----------
                                     (Unaudited)
Raw materials                         $  774,952      $  913,946
Work in process                          159,296         228,926
Finished goods                           871,024         697,984
Packaging and supplies                    53,763          56,845
                                      ----------      ----------
Total inventories                     $1,859,035      $1,897,701
                                      ==========      ==========

Note 5 - Property, Plant and Equipment

Property, plant and equipment consist of:

                                          June 30,     September 30,
                                            1997           1996
                                        ----------      ----------
                                        (Unaudited)

Land                                    $  114,522      $  102,557
Buildings and improvements               1,907,205       1,816,181
Machinery and equipment                  3,798,662       3,403,627
Furniture, fixtures & autos                 94,437          97,171
                                        ----------      ----------
                                         5,914,826       5,419,536

Less accumulated depreciation            2,680,532       2,346,072
                                        ----------      ----------

Total property, plant and equipment     $3,234,294      $3,073,464
                                        ==========      ==========

Note 6 - Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Number 109 "Accounting for Income Taxes" (FAS No. 109"). The Company anticipates utilizing its deferred tax assets primarily to the extent of its deferred tax liabilities. As of June 30, 1997, the Company has extinguished the remaining net operating loss carryforward for tax purposes. Such carryforward was $1,700,000 at the start of the 1997 fiscal year. As a result, the Company has begun providing for income taxes in 1997 at expected levels.


Note 7 -  Net Income per Common Share

    Net income per Common Share is calculated by dividing net income after reduction for dividends on Preferred Stock, by the weighted average number of shares of Common Stock outstanding during the three and nine month periods ended June 30, 1997 and 1996.


Note 8 - Preferred Stock

    For each of the quarters ended December 31, 1996, March 31, 1997, and June 30, 1997, the Company has declared and paid cash dividends on its outstanding Preferred Stock in the amount of $70,000, $70,000 and $35,000, respectively. (See Note 3 regarding repurchase of Preferred Stock.)

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


Liquidity and Capital Resources
-------------------------------

    The Company had working capital of $3,387,847 as of June 30, 1997, as compared to working capital of $2,624,931 as of September 30, 1996. The increase in the Company's working capital was due primarily to the Company's profits, partially offset by investments made in property, plant and equipment, the repayment of the long-term mortgage note to the former Jackburn shareholders, as defined below, and the additional debt incurred to redeem certain of the Company's Preferred Stock. The Company had cash on hand as of June 30, 1997 of $1,601,253, as compared to $914,325 as of September 30, 1996.

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

    On March 27, 1997, the Company entered into a Credit Agreement (the "Agreement") with Fleet Bank, N.A. ("Fleet"). The Credit Agreement provides for a $2,000,000 term loan ("Term Loan") to the Company and for a $2,000,000 revolving line of credit ("Line of Credit") to the Company. The Term Loan is for a term of five years and provides for quarterly principal payments of $100,000, which commenced on June 30, 1997, with interest payable monthly in arrears. The Line of Credit is for a period of two years, and upon the expiration thereof, unless such Line of Credit is extended, the outstanding principal amount then outstanding, if any, is due and payable. Interest on the Line of Credit is payable monthly in arrears.

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

    On March 31, 1997, the Company borrowed $2,000,000 under the Term Loan. Of such borrowing, $100,000 was repaid on June 30, 1997. The remaining $1,900,000 principal amount thereof bears interest at a rate of 7.9375%. To the extent the Line of Credit is not utilized by the Company, the Company is obligated to pay an annual commitment fee of .1875% for the average unused portion of the Line of Credit. As of June 30, 1997, the Company did not borrow any money under the Line of Credit.

    The Company borrowed the aggregate principal amount under the Term Loan to redeem 1,000 shares of its Preferred Stock owned of record by PH II Holdings, Inc. ("PH II"), an affiliate of the Company. The redemption price of the Preferred Stock was $1,000,000, the face value of such stock. In addition, the loan proceeds were used by the Company to repay PH II $500,000, representing the remaining outstanding principal balance, plus accrued interest, due such entity under the terms of a demand note dated February 3, 1997, and which note was in the original principal amount of $900,000, and was originally issued to fund the satisfaction of obligations due the Former Jackburn Shareholders and to repay $430,012 principal amount, plus accrued interest, due PH II under the terms of a promissory note dated June 1, 1992 and which note was due on May 31, 2002. The demand note bore interest at the prime rate and the promissory note bore interest at the prime rate plus 2%.

    The Company is required under the Agreement to adhere to certain affirmative and negative covenants, and borrowings under the Line of Credit is limited to 80% of eligible accounts receivables and 50% of the inventory of the Company, as set forth in the Agreement. The Line of Credit supersedes a $1,000,000 line of credit with Fleet which was due to expire on May 1, 1997.

    The Company intends to fund its operations in the near term from cash on hand and from cash flow generated from operations, and from the existing, unused line of credit from Fleet, as described above (which unused line of credit equalled $2,000,000 at June 30, 1997). Except as described herein, the Company is unaware of any other material commitments which may adversely affect its liquidity in the near term.


Results of Operations
---------------------

Nine Months Ended June 30, 1997, as compared to the Nine Months Ended June 30,
------------------------------------------------------------------------------
1996
----

    The Company, on a consolidated basis, generated net sales of $13,575,066 for the nine-month period ended June 30, 1997, as compared to net sales of $14,426,127 for the same period of the prior year.

    The overall approximate 5.9% decrease in sales over the prior year was due to an approximate 1% increase in sales at the Company's Setterstix subsidiary, offset by an approximate 17% decrease at its Jackburn subsidiary. The increase in sales at the Setterstix subsidiary was due mainly to volume increases which were substantially offset by price decreases caused by decreases in raw material paper prices. The decrease in sales at Jackburn was due mainly to reduced volume from two customers.

    Gross profit was $4,562,710 (approximate 34% gross profit margin) for the nine months ended June 30, 1997, as compared to $4,534,887 (approximate 31% gross profit margin) for the same period of the previous year. The increase in gross profit was due mainly to the decrease in the overall cost of the Company's products at its Setterstix subsidiary. In addition, the increase in gross profit margin was due to lower direct labor and material costs and to efficiencies gained from the recent manufacturing improvements due to the Company's investment in capital expenditures, partially offset by lower margins at Jackburn due to lower sales volume which did not absorb fixed operating costs.

    Selling, general and administrative expenses were $2,437,536 and $2,411,141 for the nine months ended June 30, 1997 and 1996, respectively. The change was insignificant.

    Interest expense was $90,540 versus $230,207 for the nine months ended June 30, 1997 and 1996, respectively. The decrease is the result of reduced debt principal levels from the prior year.

    The Company generated net income of $1,765,257 for the nine months ended June 30, 1997, as compared to net income of $1,604,986 for the same period of the prior year. The approximate 10% increase in net income was the result of the increase in gross profits plus the reduction in interest expense, partially offset by higher Federal income tax expense during the period.

Three Months Ended June 30, 1997, as compared to the Three Months Ended June 30,
--------------------------------------------------------------------------------
1996
----

    The Company, on a consolidated basis, generated net sales of $4,953,988 for the three-month period ended June 30, 1997, as compared to net sales of $5,125,803 for the same period of the prior year.

    The overall approximate 3.4% decrease in sales over the prior year's quarter was due to an approximate 2% decrease in sales at the Company's Setterstix subsidiary and an approximate 6% decrease at its Jackburn subsidiary. The decrease in sales at the Setterstix subsidiary was due mainly to price decreases caused by decreases in raw material paper prices. The decrease in sales at Jackburn was due mainly to reduced volume from two customers, partially offset by sales from a new customer.

    Gross profit was $1,689,365 (approximate 34% gross profit margin) for the three months ended June 30, 1997, as compared to $1,700,720 (approximate 33% gross profit margin) for the same period of the previous year. The decrease in gross profit was due mainly to the decrease in sales, partially offset by a reduction in the overall cost of the Company's products at its Setterstix subsidiary. In addition, the increase in gross profit margin was due to lower direct labor and material costs and to efficiencies gained from the recent manufacturing improvements due to the Company's investment in capital expenditures, partially offset by lower margins at Jackburn due to lower sales volume which did not absorb fixed operating costs.

    Selling, general and administrative expenses were $965,409 and $949,883 for the three months ended June 30, 1997 and 1996, respectively. The change was insignificant.

    Interest expense was $41,077 versus $65,134 for the three months ended June 30, 1997 and 1996, respectively. The decrease is the result of reduced debt principal levels from the prior year.

    The Company generated net income of $604,310 for the three months ended June 30, 1997, as compared to net income of $569,877 for the same period of the prior year. The approximate 6% increase in net income was the result of the increase in gross profit margins, plus the reduction in interest expenses during the period, partially offset by higher federal income tax expense during the period.

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



Dated:  July 21, 1997               By:  /s/ Frederick A. Rossetti
                                         ---------------------------
                                    Frederick A. Rossetti, President,
                                    Principal Executive Officer,
                                    and Principal Accounting Officer