Form 10-K405
period 1997-09-30
THT INC
filed 1997-12-04
CIK 721602

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1997
                               ------------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------
Commission file number      0-11365
                      ------------------
                                   THT Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                  73-1284563
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

33 Riverside Avenue, Westport, Connecticut                   06880
------------------------------------------      ------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (203) 226-6408
                                                    --------------
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

The aggregate market value of the shares of the Common Stock held by non-affiliates of the Registrant as of November 21, 1997 was approximately $5,538,172. On such date, the average of the closing bid and asked prices of the Common Stock was approximately $2.78.

The Registrant had 3,982,605 shares of Common Stock outstanding as of November 21, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits listed on Part IV of this Annual Report are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, including the Registrant's Annual Report on Form 10-K for the fiscal years ended September 30, 1988, 1990, 1991, and 1996, Form 8-K dated April 2, 1997 and Schedule 14C Information Statement dated July 25, 1997.

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

     In addition, through its wholly-owned subsidiary, Jackburn, the Company is engaged in the manufacture, distribution and sale of stove-top grills ("Grids"). A stove-top Grid is a product fabricated from steel and coated with powder or liquid enamel, and sits on top of a gas range. It is the surface which supports a pot or pan above the cooking flame. The Grids are used by manufacturers and suppliers of both consumer and institutional cooking stoves, outdoor barbecue grills and recreational vehicle stoves. In addition, the Company is engaged in the manufacture of fabricated steel parts, including wire forming products. The Company produces such wire forming products as pail and bucket handles, "S" hooks and special application wire designs. The non-Grid product line of Jackburn accounts for approximately 21% of the gross sales of Jackburn.

     For the fiscal year ended September 30, 1997, Setterstix accounted for approximately 68% of the Company's total revenues, while Jackburn accounted for the remaining 32%. For each of the fiscal years ended September 30, 1996, and 1995, Setterstix accounted for approximately 66 % and 58% of the Company's total revenues, respectively, and Jackburn for approximately 34% and 42%, respectively.

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

Patents, Trademarks and Licenses
--------------------------------

     There are currently three patents issued by the United States Patent and Trademark Office to Setterstix with respect to certain designs and equipment used in the manufacture of rolled paper products. Two patents terminate in 1998 and one in 1999. Although the Company believes that such patent protection will afford the Company protection, no assurance can be given that such patents will, if challenged, be upheld. Accordingly, the Company also relies upon trade secrets and confidentiality to protect the proprietary nature of its technology. The Company also was issued patents in Canada. The Company believes that the loss of any of its patents would not have a material adverse affect on the business of the Company. In addition, the Company has obtained registrations from the United States Patent and Trademark Office for the trademark "Setterstix." The Company has also obtained trademark registration for the name "Setterstix" in the following countries: Australia, Canada, Germany, Great Britain, Ireland, Italy, and Mexico. No assurance can be given, however, that such foreign trademarks and patents would, if challenged be upheld, since among other things, the assignment of such trademarks and patents were not filed with the respective foreign patent/trademark offices by the previous owners thereof because it was not deemed cost-effective at the time.

     With respect to the Jackburn operations, the Company relies upon trade secrets and confidentiality to protect the proprietary nature of its technology.

Customers
---------

     For the fiscal year ended September 30, 1997, Setterstix had two customers each of which accounted for more than ten percent (10%) of Setterstix's total sales. Megas Beauty Aids accounted for approximately 39% and Presto Products Company accounted for approximately 17%. With respect to Jackburn, for the fiscal year ended September 30, 1997, Frigidaire Range Division accounted for approximately 24%, The Erie Ceramic Arts Company accounted for approximately 21% and Amana Refrigeration, Inc. accounted for approximately 13% of such entity's total sales. No other customers of Setterstix or Jackburn accounted for ten percent or more of its sales. The loss of any of such customers could have a material adverse effect on the respective businesses of Setterstix and Jackburn.

Employees
---------

     The services of certain of the Executive Officers of the Company were provided through PH II, Inc. ("PH II") through September 30, 1997, and, effective October 1, 1997, through Stuart Management Co. ("SMC"). See "Certain Relationships and Related Transactions."

     As of November 1, 1997, the Company employed 132 persons on a full-time basis as follows: 2 executives, 13 general administrative employees, and 117 production personnel. With respect to such employees, 53 employees were employed with respect to the Setterstix operations in the following capacities:
1 executive, 6 general administrative; and 46 production. With respect to such employees, 79 employees were employed by Jackburn as follows: 1 as an executive, 7 general administrative and 71 production personnel.

     In connection with Setterstix, the Company has a contract with the International Association of Machinists and Aerospace Workers. The contract expires on May 2, 2001. The employees with respect to the Jackburn operations are not covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

Competition
-----------

     With respect to both the Setterstix and Jackburn operations, the Company competes directly with end-users who manufacture their own respective rolled paper and fabricated steel products for use in their manufacturing processes. The Company estimates that its United States market share in the rolled paper product business is approximately 80%. The Company estimates that its market share with respect to Grid products is approximately 50% and with respect to non-Grid products, less than 1%. Except as described herein and to the best of the Company's knowledge, there are no other entities which are dominant competitors in the rolled paper manufacturing or fabricated Grid products businesses. With respect to end-users with which the Company competes, such entities are larger and have greater financial resources than the Company.

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

Backlog
-------

     As of September 30, 1997, Setterstix had a backlog of approximately $744,000, as compared to $835,000 as of September 30, 1996. Such backlog is expected to be filled within 30 days. With respect to Jackburn, as of September 30, 1997, Jackburn had a backlog of approximately $3,518,000, as compared to $1,860,000, as of September 30, 1996, which backlog is expected to be filled within 90 - 180 days. The Company believes such backlogs to be firm, although no assurance can be given that a particular customer may not cancel a purchase order. In the event of any such cancellation the customer may be assessed a penalty by the Company for such cancellation. The Company incurred no cancellations for which penalties were assessed by the Company during the fiscal year ended September 30, 1997.

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

     (d) Financial Information about Foreign and Domestic Operations and Export
         ----------------------------------------------------------------------
         Sales
         -----

     For the fiscal year ended September 30, 1997, Setterstix generated domestic sales of approximately $11,575,000 (or approximately 92% of total sales) and foreign sales of approximately $1,061,000 (or approximately 8%). For the fiscal year ended September 30, 1996, Setterstix generated domestic sales of approximately $11,074,000 (or approximately 91% of total sales) and foreign sales of approximately $1,142,000 (or approximately 9%). For the fiscal year ended September 30, 1995, Setterstix generated domestic sales of approximately $9,512,000 (or approximately 89% of total sales) and foreign sales of approximately $1,156,000 (or approximately 11%). With respect to Jackburn, substantially all of Jackburn's sales were domestic in origin during the last three fiscal years.


ITEM 2. PROPERTIES
        ----------

     The Company owns, with respect to its Jackburn operations, an approximate 50,000 square foot manufacturing plant in Girard, Pennsylvania; an approximate 20,000 square foot tool and die stamping plant in Girard, Pennsylvania; and an approximate 15,000 square foot warehouse facility in Girard, Pennsylvania. With respect to the Setterstix operations, the Company owns an approximate 58,000 square foot manufacturing plant in Cattaraugus, New York.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     The Company is currently not a party to any litigation nor is any litigation currently threatened which may adversely affect the Company's business or operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     On July 21, 1997, the holders of a majority of the outstanding shares of Common Stock, by written consent, approved the adoption of the Company's 1997 Stock Option Plan.

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

Fiscal 1997                                  High Bid    Low Bid
-----------                                  --------    -------
October 1, 1996 - December 31, 1996           $2.81        $2.37
January 1, 1997 - March 31, 1997               3.00         2.44
April 1, 1997 - June 30, 1997                  2.69         2.25
July 1, 1997 - September 30, 1997              3.12         2.50

Fiscal 1996
-----------

October 1, 1995 - December 31, 1995           $2.00        $1.62
January 1, 1996 - March 31, 1996               1.87         1.59
April 1, 1996 - June 30, 1996                  2.62         1.62
July 1, 1996 - September 30, 1996              3.37         2.06

     (b) As of October 31, 1997, there were 989 record holders of the Company's Common Stock. To the best of the Company's knowledge, there were an additional approximately 1,200 beneficial holders of the Company's Common Stock.

     (c) The Company has not paid any cash dividends to the holders of its Common Stock and presently intends to retain earnings for future business operations.


ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

     The following information represents certain selected consolidated financial data of the Company and its subsidiaries as of and for the years ended September 30, 1997, 1996, 1995, 1994, and 1993:


                                                                           Year Ended September 30,
                                                   1997            1996              1995             1994              1993
                                                   ----            ----              ----             ----              ----
Results of Operations
---------------------

Net Sales                                      $18,643,217      $18,626,989       $18,469,444      $17,084,632       $16,424,616

Income before Extraordinary Items and
 Cumulative Effect of Change in
 Accounting Principle                          $ 2,391,632      $ 2,052,836       $ 1,815,480      $ 1,373,244       $   868,640

Extraordinary Income                           $        --      $        --       $        --      $        --       $   540,000

  Cumulative Effect of Change in
   Accounting Principle                        $        --      $        --       $        --      $   226,800       $        --

Net Income                                     $ 2,391,632      $ 2,052,836       $ 1,815,480      $ 1,600,044       $ 1,408,640

Net Income per Common and
 Common Equivalent Share from
 Operations, after Preferred Stock
 Dividends and before Extraordinary
 Items and Cumulative  Effect
 of Change in Accounting Principle             $       .55      $       .45       $       .36      $       .24       $       .13

Extraordinary Income                           $        --      $        --       $        --      $        --       $       .13

Cumulative Effect of Change in
 Accounting Principle                          $        --      $        --       $        --      $       .05       $        --

Net Income per Common and Common
 Equivalent Share
  - Primary                                    $       .55      $       .45       $       .36      $       .29       $       .26
  - Fully Diluted                              $       .55      $       .45       $       .36      $       .29       $       .26

Balance at Year End:
--------------------

Total Assets at end of Period                  $13,095,407      $11,034,141       $11,038,027      $11,766,217       $11,711,900

Long-term Debt                                 $1,400,000       $ 1,034,012       $ 2,058,147      $ 3,524,391       $ 3,357,664

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

          Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's other filings with the Securities and Exchange Commission.

Liquidity and Capital Resources:
--------------------------------

          The Company had working capital of $3,513,514 as of September 30, 1997, as compared to working capital of $2,624,931 as of September 30, 1996.
The increase in the Company's working capital was due primarily to the Company's profits which were partially offset by the higher current portion of long-term debt and the redemption of $1,000,000 of Preferred Stock, as described below. The Company also had cash on hand as of September 30, 1997 of $1,659,062, as compared to $914,325 as of September 30, 1996.

          In accordance with the terms of an agreement with the former shareholders of Jackburn ("Former Jackburn Shareholders"), the Company, in January 1997, paid the Former Jackburn Shareholders $13,177. Such payment represented Jackburn's excess cash flow, as defined under such agreement, for the year ended September 30, 1996. On February 3, 1997, the Company prepaid the 9% Mortgage Note ("Mortgage Note") originally issued in the principal amount of $604,000 and due in October 2000. All liens on the property which secured this Mortgage Note were released. In addition, the Company settled the two remaining years of excess cash flow payments due to the Former Jackburn Shareholders. The settlement of the Mortgage Note and excess cash flow liability was $900,000.

          On March 27, 1997, the Company entered into a Credit Agreement (the "Agreement") with Fleet Bank, N.A. ("Fleet"). The Agreement provides for a $2,000,000 term loan ("Term Loan") to the Company and for a $2,000,000 revolving line of credit ("Line of Credit") to the Company., The Term Loan is for a term of five years and provides for quarterly principal payments of $100,000, with interest payable monthly in arrears. The Line of Credit is for a period of two years, and upon the expiration thereof, unless such Line of Credit is extended, the outstanding principal amount then outstanding, if any, is due and payable. Interest on the Line of Credit is payable monthly in arrears.

          Interest on the outstanding principal amount of the Term Loan and on the outstanding principal amount of the Line of Credit will accrue, at the Company's option, at Fleet's prime rate, as announced from time to time, or the London Interbank

Offered Rate ("LIBOR") plus 2%. Both the Term Loan and the Line of Credit are secured by all of the Company's assets, pursuant to the terms of certain security agreements, dated as of March 27, 1997.

          At September 30, 1997, $1,800,000 was outstanding on the Term Loan. The interest rate on $500,000 was 7.71875%, and the remaining $1,300,000 was at a rate of 7.84375%. To the extent the Line of Credit is not utilized by the Company, the Company is obligated to pay an annual commitment fee of .1875% for the average unused portion of the Line of Credit. As of September 30, 1997, the Company had no outstanding borrowings under the Line of Credit.

          The Company borrowed the aggregate principal amount under the Term Loan to redeem 1,000 shares of its Preferred Stock owned of record by PH II Holdings, Inc. ("PH II Holdings"), an affiliate of the Company. The redemption price of the Preferred Stock was $1,000,000, the face value of such stock. In addition, the Term Loan proceeds were used by the Company to repay PH II Holdings $500,000, representing the remaining outstanding principal balance, plus accrued interest, due such entity under the terms of a demand note dated February 3, 1997, and which note was in the original principal amount of $900,000, and was originally issued to fund the satisfaction of obligations due the Former Jackburn Shareholders and to repay $430,012 principal amount, plus accrued interest, due PH II Holdings under the terms of a promissory note dated June 1, 1992 and which note was due on May 31, 2002. The demand note bore interest at the prime rate and the promissory note bore interest at the prime rate plus 2%.

          The Company is required under the Agreement to adhere to certain affirmative and negative covenants, and borrowings under the Line of Credit are limited to 80% of eligible accounts receivables and 50% of the inventory of the Company, as set forth in the Agreement. The Line of Credit supersedes a $1,000,000 line of credit with Fleet which expired on May 1, 1997.

          The Company intends to fund its operations in the near term from cash on hand and from cash flow generated from operations, and from the existing, unused Line of Credit, as described above (which unused Line of Credit equalled $2,000,000 at September 30, 1997). Except as described herein, the Company is unaware of any other material commitments which may adversely affect its liquidity in the near term.

Results of Operations:
----------------------

Fiscal Year Ended September 30, 1997, as compared to Fiscal Year Ended September
--------------------------------------------------------------------------------
30, 1996
--------

          The Company, on a consolidated basis, generated net sales of $18,643,217 for the fiscal year ended September 30, 1997, as compared to net sales of $18,626,989 for the prior fiscal year.

          The increase in sales of $16,228 is the result of increased sales of $420,907 (or approximately 3%) generated by Setterstix, offset by a decrease in sales by Jackburn of $404,679 (or approximately 6%). The increase in sales by Setterstix was the result of improved product demand and increased marketing efforts (accounting for 9% of such increase) and offset by price decreases (accounting for an offset of 6% of such increase). The decrease in sales generated by Jackburn was mainly due to a drop in sales from one customer who moved to an alternative supplier.

          The Company's cost of goods sold decreased $363,932 (or approximately 3%). The decrease was the result of a combination of a decrease in cost of sales at Setterstix of $148,594 (or approximately 2%) due to higher operating efficiencies and a decrease in cost of sales at Jackburn of $215,338 (or approximately 4%) related directly to the decrease in sales. The gross profit margin for the period ending September 30, 1997 was approximately 34% versus 32% for the prior year end. The increase in gross profit percentage was attributable to higher performance efficiencies, partially offset by the absorption of higher fixed overhead over lower sales at Jackburn.

          Selling, general and administrative expenses increased $23,213 over the prior fiscal year. Such increase was the result, in part, of higher incentive compensation related to incentives which are based upon higher earnings, partially offset by the recovery of a trade account receivable for $110,000 and lower administrative expenses and sales commissions at Jackburn. In addition, interest expense decreased $155,553 (or approximately 54%), as a result, in part, to the repayment of outstanding debt.

          Federal income tax expense increased by $178,000 from the prior fiscal year. This increase was the result of higher taxes due to the extinguishment of the Company's net operating loss carryforwards during the year. State income tax expense increased $48,000 from the prior fiscal year. This increase was due to higher taxable income at each subsidiary.

          The Company generated net income of $2,391,632 for the fiscal year ended September 30, 1997, as compared to net income of $2,052,836 for the prior fiscal year. The increase in net income of $338,796 (or approximately 16.5%) was attributable to increased operating income at Setterstix, as partially offset by reduced operating income at Jackburn and higher corporate expenses.

          In addition, for the fiscal year ended September 30, 1997, the Company relied on two major customers with respect to Setterstix and three with respect to Jackburn (over 10% of sales). See "Business - Customers" for further discussion of major customer information.

Earnings Per Share
------------------

          In February, 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS No. 128) which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share, together with disclosures of how the per-share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

Comprehensive Income and Segment Information
--------------------------------------------

          The Financial Accounting Standards Board also released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No.
131), requiring that all public businesses report financial and descriptive information about their reportable operating segments. Both Statements are applicable to reporting periods beginning after December 15, 1997. The impact of adopting SFAS Nos. 130 and 131 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements. Segment information can be found in Note 14 to the Notes to the Consolidated Financial Statements.

Fiscal Year Ended September 30, 1996, as compared to Fiscal Year Ended September
--------------------------------------------------------------------------------
30, 1995
--------

          The Company, on a consolidated basis, generated net sales of $18,626,989 for the fiscal year ended September 30, 1996, as compared to net sales of $18,469,444 for the prior fiscal year.

          The increase in sales of $157,545 (or approximately 1%) is the result of increased sales of $1,547,637 (or approximately 15%) generated by Setterstix, offset by a decrease in sales by Jackburn of $1,390,092 (or approximately 18%). The increase in sales by Setterstix was the result of improved product demand and increased marketing efforts (accounting for 8% of such increase) and price increases (account ing for 7% of such increase). The decrease in sales generated by Jackburn was mainly due to a drop in sales from one customer who has announced it will be exiting the low-cost stove market, and, in part, to a softening in customer demand.

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

    None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

    (a)(b) Identification of Directors and Executive Officers
           --------------------------------------------------

                                                                        Year First
Name                     Age  Position with Company                  Became a Director
----                     ---  ---------------------                  -----------------
Paul K. Kelly             57  Chairman of the Board of Direc              1985
                              tors and Co-Chief Executive Officer

Frederick A. Rossetti     40  President, Co-Chief Executive               1990
                              Officer, Treasurer and Director

Jeffrey B. Gaynor         40  Secretary, Executive Vice Presi             1991
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

    (e) Business Experience
        -------------------

        (1) Background
            ----------

    Paul K. Kelly.  Mr. Kelly has been a Director of the Company since July
    -------------
1985, and was elected Chairman of the Board of Directors on June 3, 1992 and was named Co-Chief Executive Officer on June 1, 1993. Since September, 1997, Mr. Kelly has been President, Chief Executive Officer and a Director of Stuart Management Co., a company engaged in management consulting services. Since October, 1988, Mr. Kelly has been the President and a Director of PH II, Inc., a diversified financial company and an affiliate of the Company, and since February 1, 1992, Mr. Kelly has been the President and a director of Knox & Co., a company engaged in investment banking and consulting activities. Mr. Kelly received an A.S. degree from the University of Pennsylvania and received an M.B.A. degree in Finance from the Wharton School. Mr. Kelly has served as a director of various public and private corporations.

  Frederick A. Rossetti.  Mr. Rossetti has served as the President, Treasurer,
  ---------------------
and as a Director of the Company since January 1990, and became Co-Chief Executive Officer on June 1, 1993. Since April 1990, he has also served as President and Chief Executive Officer of Setterstix, since September 1990, as President of Jackburn Corporation, and since October 1, 1996, as President of Jackburn Mfg., Inc. Since September, 1997, Mr. Rossetti has been Vice President, Treasurer and a Director of Stuart Management Co., a company engaged in providing management consulting services. Since October 1, 1991, Mr. Rossetti has been Executive Vice President, Chief Financial Officer, and Secretary of PH II, Inc., a diversified financial company and an affiliate of the Company. Since February 1, 1992, Mr. Rossetti has served as Secretary and Treasurer, and since mid 1993, as Managing Director of Knox & Co., a company engaged in investment banking and consulting activities. Previously, Mr. Rossetti was a certified public accountant with Price Waterhouse. He graduated from the Boston College School of Management where he received a Bachelor of Science degree in Accounting. Mr. Rossetti has served as a director of various public and private corporations.

  Jeffrey B. Gaynor.  Mr. Gaynor has been a Director of the Company since June
  -----------------
13, 1991, and has served as Secretary of the Company since October 20, 1991. On June 1, 1993, Mr. Gaynor was elected Executive Vice President of the Company. Since September, 1997, Mr. Gaynor has been Vice President, Secretary and a Director of Stuart Management Co., a company engaged in providing management consulting services. Since mid 1993, Mr. Gaynor has served as Managing Director of Knox & Co., a company engaged in investment banking and consulting activities. Previously, Mr. Gaynor was a certified public accountant with Price Waterhouse. Mr. Gaynor graduated from the Boston University School of Management where he received a Bachelor of Science Degree in Accounting. Mr. Gaynor has served as a director of various public and private corporations.

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

               None.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

Summary Compensation Table
--------------------------

     The following table summarizes the aggregate compensation paid by the Company to the Chief Executive Officer of the Company and other Executive Officers who received compensation in excess of $100,000:


                        Annual Compensation                                                 Long-Term Compensation
                        -------------------                                                 -----------------------
                                                                                 Awards                    Payouts
                                                                                 -------                   --------
(a)                             (b)     (c)     (d)      (e)        (f)            (g)          (h)           (i)
                                                        Other                    Securities   Long-term
                                                        Annual    Restricted     Under-       Incentive
Name &                                                  Com-      Stock          lying        Plan          All Other
Principal                              Salary   Bonus   pensa-    Award(s)       Options/     Payouts       Compensa-
Position                        Year   ($)      ($)     tion ($)  ($)            SAR's(#)     ($)           tion ($)
---------                       ----   ------   -----   -------   ----------     ----------   ---------     ---------
Paul K. Kelly                   1997     (1)
Co-Chief Executive              1996     (1)
Officer                         1995     (1)

Frederick A.
Rossetti                        1997     (1)
Co-Chief Executive              1996     (1)
Officer                         1995     (1)

(1) Messrs. Kelly and Rossetti's services were provided to the Company through PH II, an affiliate of the Company. See "Certain Relationships and Related Transactions." For the fiscal year ended September 30, 1997, the Company paid PH II an aggregate $1,385,000, including $660,000 of incentive compensation, plus expenses, in consideration for the services of Messrs. Kelly and Rossetti and for the services of Jeffrey B. Gaynor, Executive Vice President and Secretary of the Company. For the fiscal year ended September 30, 1996, the Company paid PH II an aggregate $1,108,900, including $533,900 of incentive compensation, plus expenses, in consideration for the services of Messrs. Kelly, Rossetti and Gaynor. For the fiscal year ended September 30, 1995, the Company paid PH II an aggregate $765,000, including $275,000 of incentive compensation, plus expenses, in consideration for the services of Messrs. Kelly, Rossetti and Gaynor. Further, the Company has accrued $252,024, $89,931 and $190,136 for each of the years ending September 30, 1997, 1996 and 1995, respectively, representing deferred retirement compensation due such executive officers.

Option/SAR Grants in Last Fiscal Year
-------------------------------------

                                Individual Grants
--------------------------------------------------------------------------------

(a)                         (b)       (c)             (d)        (e)
                         Number of
                         Securities
                         Underlying   % of Total
                         Options/     Options/SAR's   Exercise
                         SAR's        Granted to      or Base
                         Granted      Employees in    Price
Name                     (#)          Fiscal Year     ($/Sh)     Expiration Date
-----------------------  ----------   -------------   --------   ---------------
Paul K. Kelly              -0-             -0-          -0-

Frederick A. Rossetti      -0-             -0-          -0-

    Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End
    -----------------------------------------------------------------------
                               Option/SAR Values
                               -----------------

              Aggregated Option/SAR Exercises in Last Fiscal Year
              ---------------------------------------------------
                          and FY End Option/SAR Values
                          ----------------------------



(a)                          (b)       (c)        (d)                  (e)
                                                  Number of
                                                  Securities      Value of
                                                  Underlying      Unexercised
                                                  Unexercised     In-the-Money
                                                  Options/SAR's   Options/SAR's
                         Shares        Value      at FY-End (#)   at FY-End ($)
                         Acquired on   Realized   Exercisable/    Exercisable/
Name                     Exercise (#)  ($)        Unexercisable   Unexercisable
-----------------------  -----------   --------   -------------   -------------

Paul K. Kelly               -0-          -0-            -0-             -0-

Frederick A. Rossetti       -0-          -0-            -0-             -0-

Compensation of Directors
-------------------------

  The Company does not compensate any Director of the Company for services performed as a Director.


Employment Contracts and Termination of Employment and Change-in-Control
------------------------------------------------------------------------
Arrangements
------------

  For the fiscal year ended September 30, 1997, no Executive Officer of the Company was employed as such pursuant to an employment contract with the Company. See "Certain Relationships and Related Transactions" with respect to an agreement entered into by and between the Company and Stuart Management Co. ("SMC"), pursuant to which the services of Messrs. Kelly, Rossetti, and Gaynor are provided to the Company.


ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         ----------------------------------------------------------------

  (a)(b) The following table summarizes certain information as of November 15, 1997 with respect to the ownership of each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, by each Director, and by all Officers and Directors as a group:

                              Number of Shares      Percentage
                                  Name of         of Common Stock     of Shares
                              Beneficial Owner  Owned Beneficially   Outstanding
                              ----------------  -------------------  ------------

Paul K. Kelly                     1,991,350             (1)                50%
33 Riverside Ave.
Westport, CT 06880

Frederick A. Rossetti                     1             (2)                - %

Jeffrey B. Gaynor                         1                                - %

All Directors and Officers
as a Group (3 persons)            1,991,352                                50%

PH II Holdings, Inc.
33 Riverside Ave.
Westport, CT 06880                1,811,350             (3)              45.5%


(1) Includes 1,811,350 shares of Common Stock owned of record by PH II Holdings, a wholly-owned subsidiary of PH II, both entities of which Mr. Kelly is affiliated. Excludes 1,000 shares of Preferred Stock owned of record by PH II Holdings.

(2) Mr. Rossetti is an Officer of PH II and PH II Holdings. Excludes shares of Common Stock beneficially owned by PH II Holdings, as described in Note (1) above.

(3) Excludes 1,000 shares of Preferred Stock owned of record by PH II Holdings.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

  On October 1, 1996, a one-year agreement was entered into between the Company and PH II, an affiliate of the Company, pursuant to which the services of Mr. Frederick A. Rossetti, Mr. Paul K. Kelly and Mr. Jeffrey B. Gaynor are provided to the Company, together with telephone usage, office space and all other standard office related services. Frederick A. Rossetti has been provided to act on behalf of the Company as its Co-Chief Executive Officer, President and Treasurer, Mr. Kelly as Co-Chief Executive Officer and Chairman of the Board, and Mr. Gaynor as Secretary and Executive Vice President. PH II did not have the right under the agreement to elect or appoint the Officers of the Company, which right was solely the responsibility of the Company's Board of Directors. In consideration for such services, PH II was paid a base annual fee of $725,000 plus incentive compensation of $660,000, plus expenses. On October 1, 1997, a similar agreement was entered into between the Company and SMC, for a one-year term at an annual fee of $760,000 plus incentive compensation and expenses. See "Executive Compensation."

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

  (d)  Transactions with Promoters
       ---------------------------

       None.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

  (a)(b) Financial Statements.  The financial statements listed in the following
         --------------------
index are filed as part of this Annual Report on Form 10-K.



                         Index to Financial Statements
                         -----------------------------

                                                      Page
                                                      ----

Report of Independent Certified Public Accountants    F-1

Consolidated Balance Sheets                           F-2

Consolidated Statements of Earnings                   F-4

Consolidated Statements of Stockholders' Equity       F-5

Consolidated Statements of Cash Flows                 F-6

Notes to Consolidated Financial Statements            F-8

  All schedules are omitted because they either are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

  (c) Reports on Form 8-K.  No reports were filed by the Company on Form 8-K
      -------------------
during the three months ended September 30, 1997.

Exhibits
--------

3.1       Certificate of Incorporation, as amended /(1)/

3.2       Amendment to Certificate of Incorporation /(2)/

3.3       By-laws /(1)/

4.1       Certificate of Designation relating to the Preferred Stock /(3)/

4.2       Amendment to Certificate of Designation relating to the Preferred
          Stock /(3)/

10.1 Management Services Agreement, dated October 1, 1996, by and between the Registrant and PH II, Inc. /(4)/

10.2 Credit Agreement, dated March 27, 1997, by and between the Registrant and Fleet Bank /(5)/

10.3      1997 Stock Option Plan, dated July 21, 1997 /(6)/

10.4 Management Services Agreement, dated October 1, 1997 by and between the Registrant and Stuart Management Co.

21.1      Subsidiaries of Registrant


See footnote references on next page.

/(1)/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988.

/(2)/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

/(3)/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

/(4)/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

/(5)/ Incorporated by reference to the Registrant's Report on Form 8-K dated April 2, 1997.

/(6)/ Incorporated by reference to the Registrant's Schedule 14C Information Statement dated July 25, 1997.

                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
     THT INC.


We have audited the accompanying consolidated balance sheets of THT Inc. and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of THT Inc. and Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



/S/ GRANT THORNTON LLP


GRANT THORNTON LLP


New York, New York
November 11, 1997

                           THT Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                 September 30,




                 ASSETS                           1997       1996
                                                  ----       ----
CURRENT ASSETS
 Cash and cash equivalents                    $ 1,659,062  $   914,325
 Trade accounts receivable, net of reserve
   of $25,000 in 1997 and 1996                  1,408,616    1,236,254
 Inventories                                    2,162,236    1,897,701
 Deferred income taxes                            316,000      315,000
 Prepaid expenses and other current assets        143,355      128,786
                                              -----------  -----------

Total current assets                            5,689,269    4,492,066

PROPERTY, PLANT AND EQUIPMENT, NET              3,568,707    3,073,464

INTANGIBLE ASSETS, NET                          3,400,069    3,203,744

OTHER ASSETS                                      437,362      264,867
                                              -----------  -----------

                                              $13,095,407  $11,034,141
                                              ===========  ===========



The accompanying notes are an integral part of these statements.

                           THT Inc. and Subsidiaries

                                 September 30,


 LIABILITIES AND STOCKHOLDERS' EQUITY                                 1997       1996
                                                                      ----       ----
CURRENT LIABILITIES
     Accounts payable                                             $   980,018   $   843,442
     Accrued liabilities                                              565,954       462,991
     Accrued incentive compensation                                   160,000       533,900
     Current portion of long-term debt                                400,000
     Due to Former Shareholders of Jackburn - current                                 8,821
     Income taxes payable                                              69,783        17,981
                                                                  -----------   -----------
Total current liabilities                                           2,175,755     1,867,135

LONG-TERM DEBT                                                      1,400,000
DUE TO FORMER SHAREHOLDERS                                                          604,000
NOTES TO RELATED PARTY                                                              430,012
DEFERRED INCOME TAXES                                                 276,000       323,000
OTHER LONG-TERM LIABILITIES                                           645,764       393,738

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Cumulative nonvoting preferred stock,
        $.01 par value; 5,000 shares authorized; 1,000
        and 2,000 shares issued and outstanding at
        September 30, 1997 and 1996, respectively                   1,000,000     2,000,000
     Common stock, $.01 par value; 25,000,000 shares
        authorized; 3,982,605 shares issued and outstanding
        at September 30, 1997 and 1996                                 39,826        39,826
Additional paid-in capital                                         13,055,280    13,055,280
Accumulated deficit                                                (5,497,218)   (7,678,850)
                                                                  -----------   -----------
                                                                    8,597,888     7,416,256
                                                                  -----------   -----------

                                                                  $13,095,407   $11,034,141
                                                                  ===========   ===========

                The accompanying notes are an integral part of these statements.

                           THT Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS

                            Year ended September 30,

                                                         1997          1996          1995
                                                     ------------  ------------  ------------
Net sales                                            $18,643,217   $18,626,989   $18,469,444
                                                     -----------   -----------   -----------
Costs and expenses
     Cost of sales                                    12,350,163    12,714,095    13,041,271
     Selling, general and administrative expenses      3,398,752     3,375,539     2,688,185
                                                     -----------   -----------   -----------
                                                      15,748,915    16,089,634    15,729,456
                                                     -----------   -----------   -----------
Income from operations                                 2,894,302     2,537,355     2,739,988
                                                     -----------   -----------   -----------
Other income (expense)
     Interest expense                                   (130,039)     (285,592)     (441,972)
     Interest income                                      49,860        30,161        34,021
     Other                                               (81,491)     (114,088)     (199,557)
                                                     -----------   -----------   -----------
                                                        (161,670)     (369,519)     (607,508)
                                                     -----------   -----------   -----------
Income before provision for income taxes               2,732,632     2,167,836     2,132,480
                                                     -----------   -----------   -----------
Income taxes
     Federal                                             156,000       (22,000)      136,000
     State                                               185,000       137,000       181,000
                                                     -----------   -----------   -----------
                                                         341,000       115,000       317,000
                                                     -----------   -----------   -----------
NET INCOME                                             2,391,632     2,052,836     1,815,480

Less dividends accrued on preferred shares              (210,000)     (280,000)     (280,000)
                                                     -----------   -----------   -----------

Income available to common shares                    $ 2,181,632   $ 1,772,836   $ 1,535,480
                                                     ===========   ===========   ===========
Net income per common share, after preferred
     stock dividend - primary and fully diluted      $     0.55    $     0.45    $     0.36
                                                     ==========    ==========    ==========
Weighted average number of shares outstanding -
     primary and fully diluted                        3,982,605     3,982,605     4,254,806
                                                     ==========    ==========    ==========

The accompanying notes are an integral part of these statements.

                           THT Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years ended September 30, 1997, 1996 and 1995



                                   Preferred stock           Common stock      Additional                    Treasury stock
                                   ---------------           ------------        paid-in     Accumulated     --------------
                                   Shares    Amount        Shares     Amount     capital        deficit      Shares     Amount
                                   ------    ------        ------     ------     -------        -------      ------     ------
Balances at September 30, 1994     2,000   $ 2,000,000   4,548,125   $45,481   $14,091,045   $(10,987,166)   21,118   $(224,374)

Cancelled treasury stock                                   (21,118)     (211)     (224,163)                 (21,118)    224,374
Common stock repurchase                                   (544,402)   (5,444)     (811,602)
Dividend on preferred stock                                                                                (280,000)
Net income                                                                                      1,815,480
                                  ------   -----------   ---------   -------   -----------   ------------   -------   ---------

Balances at September 30, 1995     2,000     2,000,000   3,982,605    39,826    13,055,280               (9,451,686)

Dividend on preferred stock                                                                                (280,000)
Net income                                                                                      2,052,836
                                  ------   -----------   ---------   -------   -----------   ------------   -------   ---------

Balances at September 30, 1996     2,000     2,000,000   3,982,605    39,826    13,055,280               (7,678,850)

Preferred stock redemption        (1,000)   (1,000,000)
Dividend on preferred stock                                                                                (210,000)
Net income                                                                                      2,391,632
                                  ------   -----------   ---------   -------   -----------   ------------   -------   ---------

Balances at September 30, 1997     1,000   $ 1,000,000   3,982,605   $39,826   $13,055,280    ($5,497,218)            $
                                  ======   ===========   =========   =======   ===========   ============   =======   =========


The accompanying notes are an integral part of this statement.

                           THT Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended September 30,




                                                                    1997          1996          1995
                                                                    ----          ----          ----
Cash flows from operating activities
    Net income                                                   $ 2,391,632    $2,052,836    $1,815,480
    Adjustments to reconcile net income to net
        cash provided by operating activities
          Depreciation and amortization                              585,142       538,196       614,509
          Deferred compensation                                      252,024        89,931       190,136
          Deferred taxes                                             (42,000)      (86,000)      112,000
          Changes in assets and liabilities
          Trade accounts receivable, net                            (172,362)      519,473      (101,696)
          Inventories                                               (264,535)      111,645      (108,211)
          Prepaid expenses and other                                 (86,069)       21,599        83,985
          Other assets                                              (100,995)      (28,295)      (19,906)
          Accounts payable                                           136,576       251,495       (74,503)
          Accrued liabilities and incentive
            compensation                                            (282,937)      322,749       237,909
          Income taxes receivable/payable                             51,802         3,931        59,608
                                                                 -----------    ----------    ----------

        Net cash provided by operating activities                  2,468,278     3,797,560     2,809,311
                                                                 -----------    ----------    ----------
Cash flows from investing activities
    Purchase of property and equipment                              (991,270)     (714,961)     (623,735)
    Disposal of property and equipment                                16,562        56,574
    Due to former shareholders                                      (304,821)      (30,003)     (349,428)
                                                                 -----------    ----------    ----------

        Net cash used in investing activities                     (1,279,529)     (688,390)     (973,163)
                                                                 -----------    ----------    ----------

Continued on Next Page

                           THT Inc. and Subsidiaries

                            Year ended September 30,



                                                          1997         1996           1995
                                                      -----------   -----------   -----------

Cash flows from financing activities
     Repayment of notes payable to related party      $  (430,012)  $(2,332,500)  $  (686,711)
     Repayment of long-term debt                         (200,000)      (41,169)      (17,034)
     Repayment of credit line                                                        (726,000)
     Repayment of note to former shareholders            (604,000)
     Long-term debt - proceeds                          2,000,000
     Cash dividends paid                                 (210,000)     (280,000)     (280,000)
     Preferred stock redemption                        (1,000,000)
     Common stock repurchased                                                        (817,046)
                                                      -----------   -----------   -----------

          Net cash used in financing activities          (444,012)   (2,653,669)   (2,526,791)
                                                      -----------   -----------   -----------
          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                             744,737       455,501      (690,643)

Cash and cash equivalents at beginning of year            914,325       458,824     1,149,467
                                                      -----------   -----------   -----------

Cash and cash equivalents at end of year              $ 1,659,062   $   914,325   $   458,824
                                                      ===========   ===========   ===========
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest           $   134,159   $   285,591   $   389,596
                                                      ===========   ===========   ===========

     Cash paid during the year for taxes              $   329,986   $   197,285   $   145,830
                                                      ===========   ===========   ===========

The accompanying notes are an integral part of these statements.

NOTE 1 - NATURE OF OPERATIONS

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

    Had the FIFO method of inventory valuation been used, inventories at September 30, 1997 and 1996 would have been higher by approximately $41,000 and $39,000, respectively.

    Property, Plant and Equipment

    Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Repairs and maintenance are charged to expense as incurred.

    The following are the estimated lives of the Company's fixed assets:

          Buildings and improvements     5 to 30 years
          Machinery and equipment        3 to 14 years
          Furniture, fixtures and autos  3 to 10 years

    Intangibles

    Goodwill represents the excess purchase price paid by the Company over the estimated fair value of net assets acquired and is being amortized over forty years. The amortization of such excess was approximately $109,000, $99,000 and $94,000 and for the periods ended September 30, 1997, 1996 and 1995, respectively. Accumulated amortization totaled approximately $639,000 and $530,000 for the periods ended September 30, 1997 and 1996, respectively.

    The Company evaluates the carrying value of its long-lived assets to evaluate whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable, based on the estimated future undiscounted cash flows of the business to which the assets relate. Any impairment loss would be equal to the amount by which the carrying value of the assets exceed its fair value.

    Rent

    For the years ended September 30, 1997, 1996 and 1995, rent expense charged to operations was approximately $37,000 per year.

                          THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997, 1996 and 1995
NOTE 2 (CONTINUED)

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

    Fair Value of Financial Instruments

    The carrying value of certain financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable and accounts payable) approximates fair value, due to their short-term nature. The fair value of long-term debt approximates its carrying amount, as the debt carries a market-driven variable interest rate.

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

    The following are the noncash transactions for the years ended September 30, 1997, 1996 and 1995:

      The Company recorded an increase in intangible assets of approximately $9,000 for the period ended September 30, 1996, as a result of amounts paid to the former Jackburn Mfg. shareholders, as additional purchase price (Note 5).

      In 1995, the Company cancelled 21,118 shares of its common stock held in treasury and valued at a cost of approximately $224,000.

                          THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997, 1996 and 1995

NOTE 3 - INVENTORIES

  Inventories consist of the following:

                                 1997         1996
                                 ----         ----
Raw materials                 $1,104,849   $  933,946
Work in process                  355,413      228,926
Finished goods                   678,236      716,845
Packaging and supplies            64,725       56,845
                              ----------   ----------

                               2,203,223    1,936,562
LIFO valuation adjustment        (40,987)     (38,861)
                              ----------   ----------

                              $2,162,236   $1,897,701
                              ==========   ==========


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following:

                                    1997        1996
                                 ----------  ----------
Land                             $  114,522  $  102,557
Buildings and improvements        2,352,067   1,816,181
Machinery and equipment           3,800,873   3,403,627
Furniture, fixtures and autos        87,353      97,171
                                 ----------  ----------
                                  6,354,815   5,419,536
Less accumulated depreciation     2,786,108   2,346,072
                                 ----------  ----------

                                 $3,568,707  $3,073,464
                                 ==========  ==========

                          THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997, 1996 and 1995


NOTE 5 - SHORT-TERM DEBT

    Line of Credit

    The Company entered into an agreement with a bank under which it has available a line of credit for short-term borrowings up to an aggregate amount of $2,000,000. The amount which can be drawn down on the line of credit is based upon eligible receivables and inventories and expires on March 27, 1999. Advances under the line of credit are in the form of loans payable on demand and bear interest at the Company's option, at the bank's prime rate or the London Interbank Offer Rate ("LIBOR") plus 2%, payable monthly in arrears. A commitment fee of .1875% per annum on the average daily amount of unused credit line, is payable in arrears on a calendar quarter basis. Amounts outstanding under this agreement are collateralized by the Company's accounts receivable and inventories. At September 30, 1997, there was no outstanding balance.

    Due to Former Shareholders of Jackburn

    As part of its purchase price for Jackburn, the Company agreed to pay the Former Jackburn Shareholders 50% of Jackburn's excess cash flow, as defined, for the years ended September 30, 1993 through September 30, 1997, and 37.5% of excess cash flow, as defined, for the year ended September 30, 1998. Excess cash flow is based upon a formula of net income before taxes plus addbacks for certain noncash items and deductions for certain Jackburn debt payments and capital expenditures. For the year ended September 30, 1996, the Company accrued approximately $9,000, which was reflected as due to the former shareholders - current, under such formula. The 1996 accrual
    was paid in January 1997.    On February 3, 1997, the Company settled the
    remaining two years excess cash flow payments with a lump sum payment of $296,000. The related cost has been reflected as an intangible asset and will be written off over the remaining life of 40 years from the original date of purchase in 1990.

                          THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997, 1996 and 1995

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                        1997          1996
                                                     ----------     ---------
A.  Long-term debt :
    Collateralized note payable to bank of
    $2,000,000 due on March 31, 2002,
    payable in 20 equal quarterly installments
    of $100,000 plus interest at the
    Company's option at LIBOR plus 2% or the
    bank's prime rate, payable monthly, effective
    interest of 7.9375% at September 30, 1997
    (collateralized by inventory, accounts
    receivable and fixed assets)                     $1,800,000

    Less portion due within one year                    400,000
                                                     ----------
                                                     $1,400,000
                                                     ==========
B.  Due to former shareholders of  Jackburn:
    Mortgage note, bearing interest at 9%,
    monthly payments of interest, principal
    payments in four equal annual installments
    from October 1, 1997 through October 1,
    2000 (annual installments are deferred if
    certain cash flows of Jackburn are not
    achieved).  Paid in full February 3, 1997.                      $604,000
                                                                    ========

C.  Notes to related party:
    Note to PH II Holdings, Inc. ("PH II") due
    on May 31, 2002.  Note bears interest at
    the higher of 10% or 2% over prime rate
    as reported in the Wall Street Journal,
    payable monthly, effective interest of 10.25%
    at September 30, 1996 and 10.75% at
    September 30, 1995.  Paid in full March 31,
    1997.
                                                                    $430,012
                                                                    ========


                          THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997, 1996 and 1995

NOTE 6 (CONTINUED)

    The aggregate maturities of long-term debt are as follows:


                Year ending September 30,
                1998                         $  400,000
                1999                            400,000
                2000                            400,000
                2001                            400,000
                2002                            200,000
                                             ----------
                                             $1,800,000
                                             ==========

    The loan agreement with the bank provides for various covenants, including minimum working capital and net worth requirements. At September 30, 1997, the Company was in compliance with the financial ratio requirements.


NOTE 7 - OTHER LONG-TERM LIABILITIES

    Included in other long-term liabilities at September 30, 1997 and 1996 is $608,000 and $356,000, respectively, of deferred compensation, representing the accrual of compensation expense for executive officers that is payable beginning upon retirement.


NOTE 8 - COMMON STOCKHOLDERS' EQUITY

    Due to certain financing transactions in the past, PH II Holdings was given three separate registration rights for its restricted common stock. In January 1994, one such right was exercised.

    On April 1, 1995, the Company purchased and cancelled 544,402 shares of its common stock for approximately $817,000 in accordance with the terms of a self-tender offer.

    At September 30, 1997 and 1996, 440,000 and 40,000 shares, respectively, of the Company's common stock were reserved for stock option and/or bonus plans.

                          THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 1997, 1996 and 1995

NOTE 9 - CUMULATIVE PREFERRED STOCK

    In August 1986, the Company's stockholders authorized 5,000 shares of $.01 par value preferred stock. The preferred stock is nonvoting and has a liquidation preference, at its investment cost, over all shares of the Company's common stock.

    On March 31, 1997, the Company redeemed 1000 shares of $.01 par value preferred stock for the face amount of $1,000,000. As a result, at September 30, 1997, 1,000 shares of $.01 par value preferred stock with a face amount of $1,000,000 remained outstanding. The annual dividend rate is the higher of 14% or 3% over the prime rate as reported in the Wall Street Journal. The holder of record of all 1,000 shares outstanding is PH II Holdings.

    The Company declared and paid annual dividends of $210,000, $280,000 and $280,000 due on the preferred stock for 1997, 1996 and 1995, respectively.


NOTE 10 - RELATED PARTY TRANSACTIONS

    PH II Inc.

    Effective October 1, 1994, 1995 and 1996, one-year agreements ("the Agreements") were entered into between the Company and PH II, whereby PH II provides certain management services. For such services, the Company incurred base fees of approximately $725,000, $575,000 and $490,000 for the periods ending September 30, 1997, 1996 and 1995, respectively. The incentive compensation earned was approximately $660,000, $534,000 and $275,000 for the same respective periods.

    Stuart Management Co.

    Effective October 1, 1997 the Company entered into a one-year agreement with Stuart Management Co. ("SMC") whereby SMC provides certain management services to the Company. Under such Agreement officers and directors have been provided to act on behalf of the Company. The annual base fee for the services is $760,000 plus an incentive plan which is based on the Company's September 30, 1998 performance.

                          THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 1997, 1996 and 1995

NOTE 11 - EMPLOYEE BENEFIT PLANS

    Setterstix and Jackburn have single employer defined benefit pension plans which cover substantially all employees. The Company's funding policy is to contribute amounts at least sufficient to meet minimum funding requirements. Net pension cost for the years ended September 30, 1997, 1996 and 1995 included the following:

                                            1997        1996       1995
                                            ----        ----       ----
Service cost - benefits earned during
 the period                               $ 54,794    $ 88,198   $ 71,308
Interest cost on projected benefit
 obligations                                59,948      87,197     74,302
Actual (return) on plan assets             (75,176)     (9,418)   (80,339)
                                          --------    --------   --------
                                            39,566     165,977     65,271
Net amortization and deferral               34,025     (59,203)    20,100
                                          --------    --------   --------
Net pension cost                          $ 73,591    $106,774   $ 85,371
                                          ========    ========   ========

    Actuarial assumptions used for 1997 and 1996 were as follows:

                                                    September 30, 1997        September 30, 1996
                                                    ------------------        ------------------
                                                  Setterstix    Jackburn   Setterstix     Jackburn
Discount rate                                         8.0%        8.0%        8.0%          8.0%
Expected long-term rate of return on assets           8.0         8.0         8.0           8.0
Rate of increase in compensation levels               N/A         4.5         N/A           4.5

    Plan assets (for both defined benefit plans) primarily consist of listed stocks, corporate and government bonds and demand money market accounts.

                          THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 1997, 1996 and 1995

NOTE 11 (CONTINUED)

    The Setterstix benefit formula is based upon years of credited service at retirement multiplied by a benefit factor of $10.50 for service from January 1, 1985 through September 30, 1996, plus $3.50 for service prior to January 1, 1985. The Setterstix defined benefit plan was frozen on September 30, 1996 and supplemented by a defined contribution plan for hourly employees. Contributions under the defined contribution plan of $46,000 are included on the consolidated statement of earnings for the period ended September 30, 1997. Jackburn's benefit formula is based upon 20% of average compensation for the five years prior to retirement plus 20% of amounts in excess of $400 to $650 (based on retirement date).

    The following sets forth the funded status of the plans at September 30, 1997 and 1996:

                                                    September 30, 1997           September 30, 1996
                                                  ----------------------       ----------------------
                                                  Setterstix    Jackburn       Setterstix    Jackburn
Actuarial present value of accumu-
 lated benefit obligation
  Vested                                            $197,714    $324,933       $223,637      $802,795
  Nonvested                                            6,022       3,743          6,381        17,489
                                                    --------    --------       --------      --------

                                                    $203,736    $328,676       $230,018      $820,284
                                                    ========    ========       ========      ========

                                                    September 30, 1997            September 30, 1996
                                                  ----------------------       -------------------------
                                                  Setterstix    Jackburn       Setterstix     Jackburn
Fair value of plan assets                         $ 252,831     $ 497,318      $ 176,346     $   834,620
Actuarial present value of projected
 benefit obligation                                (203,736)     (526,418)      (230,018)     (1,013,544)
                                                  ---------     ---------      ---------     -----------
Surplus (deficiency) of plan assets
 over projected benefit obligation                   49,095       (29,100)      (53,672)       (178,924)

Unrecognized transition amount                       18,777       (93,059)       21,008         (99,604)
Unrecognized net loss                                43,285       142,792        46,501         287,948
Unrecognized prior service cost                     (41,873)                     22,356
Minimum liability                                                               (89,865)
                                                  ---------     ---------      ---------     -----------

Prepaid (accrued) pension cost                       69,284        20,633       (53,672)          9,420
                                                  =========     =========      =========     ===========

                          THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 1997, 1996 and 1995

NOTE 11 (CONTINUED)

    The additional minimum liability at September 30, 1996 is included in "Other Long-Term Liabilities" in the consolidated balance sheet.

    A subsidiary of the Company maintains a defined contribution plan for salaried employees. Contributions of approximately $43,000, $33,000 and $22,000 are included in the 1997, 1996 and 1995 consolidated statement of earnings, respectively.

    In addition, the Company maintains a deferred retirement compensation plan for a select group of management personnel, officers and directors. The Company has recorded an expense of approximately $252,000, $90,000, and $190,000 for the periods ended September 30, 1997, 1996 and 1995, respectively.


NOTE 12 - STOCK OPTION AND STOCK BONUS PLAN

    In July 1997, by written consent the stockholders approved the Company's 1997 Stock Option Plan pursuant to which the Company is authorized to issue up to an aggregate of 400,000 shares of Common Stock of the Company. No stock options have been granted under this plan.

    In 1986, the stockholders approved the Company's 1986 Stock Bonus Plan, pursuant to which the Company is authorized to issue up to an aggregate of 40,000 shares of the common stock of the Company. In 1997, no stock was issued under this plan.

NOTE 13 - INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effect of significant items comprising the Company's net deferred tax asset (liability) as of September 30, 1997 and 1996 is as follows:

                          THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 1997, 1996 and 1995

NOTE 13 (CONTINUED)

                                               SEPTEMBER 30,  September 30,
                                                    1997           1996
                                               -------------  -------------
Deferred tax assets
  Net operating loss carryforward                               $  561,000
  Excess of tax basis of inventory over
   book basis                                     $ 12,000          12,000
  Other differences between book and
   tax bases                                       304,000         303,000
  Alternative Minimum Tax (AMT) credit
   carryforward                                                    179,000
                                                                ----------

                                                  $316,000      $1,055,000
                                                  ========      ==========
Deferred tax liabilities
  Difference between the book and tax bases
   of property, plant and equipment                276,000         323,000
                                                  --------       ---------

Net deferred tax asset                              40,000         732,000
Less valuation allowance                                          (740,000)
                                                  --------       ---------

    Net deferred tax asset (liability)            $ 40,000       $  (8,000)
                                                  ========       =========

    At September 30, 1996, a valuation allowance of $740,000 was established to reduce the deferred tax assets relating to carryforwards to zero. As of September 30, 1997, there was no deferred tax valuation allowance, since the Company was able to utilize, during 1997, the net operating loss carryforward and the AMT credit carryforward to which the valuation allowance related.

                          THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 1997, 1996 and 1995

NOTE 13 (CONTINUED)

    For the years ended September 30, 1997, 1996 and 1995 income tax expense is composed of:

                    1997       1996       1995
                  ---------  ---------  --------
Current taxes     $383,000   $201,000   $205,000
Deferred taxes     (42,000)   (86,000)   112,000
                  --------   --------   --------

                  $341,000   $115,000   $317,000
                  ========   ========   ========


    The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                                        1997    1996   1995
                                        ----    ----   ----
Computed "expected" provision for
  Federal income taxes                 34.0%   34.0%   34.0%
State taxes, net of Federal income
  tax benefit                           4.5     4.1     5.6
Amortization of intangible assets        .5     1.4     1.5
Officer's life insurance                 .4      .9      .6
Inventory reserve                                       5.3
Utilization of net operating loss
  carryforward                        (26.9)  (36.0)  (32.1)
                                      -----   -----   -----

                                       12.5%    5.3%   14.9%
                                      =====   =====   =====

                          THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 1997, 1996 and 1995


NOTE 14 - SIGNIFICANT CUSTOMERS AND SEGMENT INFORMATION

    During 1997, 1996 and 1995, the Company was primarily engaged in two industry segments, the manufacture of fabricated steel products and the manufacture of rolled paper products.

    The rolled paper segment included one customer who accounted for 26.4%, 16.4% and 16.9% of consolidated net sales in 1997, 1996 and 1995, respectively. In addition, in 1997 and 1996 there was a second customer who accounted for 11.4% and 13.4% of consolidated net sales, respectively.

    The fabricated steel segment included one customer who accounted for 11.9% of consolidated net sales in 1996 and two separate customers, one who accounted for 10.9%, and the other 12.7% of consolidated net sales in 1996 and 1995, respectively.

    No other customers accounted for 10% or more of consolidated net sales in each of the three years ended September 30, 1997, 1996 and 1995.

    Financial information for these segments is summarized in the following table. The Company's principal markets are in the continental United States.



Continued on Next Page

                          THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 1997, 1996 and 1995

NOTE 14 (CONTINUED)

    Segment information for the years ended September 30, 1997, 1996 and 1995 is as follows:

                                                      Eliminations
                             Fabricated   Rolled         and
                               steel      paper        corporate    Consolidated
                              products   products       items          total
                             ----------  --------     ------------  ------------
1997
----
  Sales                      $6,006,502  $12,636,715                $18,643,217
  Operating income              668,016    4,305,786  $(2,079,500)    2,894,302
  Identifiable assets         3,556,659    6,344,610    3,194,138    13,095,407
  Depreciation                  337,546      137,556          789       475,891
  Additions to property,
   plant and equipment          431,048      560,222                    991,270


1996
----
  Sales                      $6,411,181  $12,215,808                $18,626,989
  Operating income              683,546    3,336,050  $(1,482,241)    2,537,355
  Identifiable assets         3,178,296    5,797,075    2,058,770    11,034,141
  Depreciation                  295,066      144,123                    439,189
  Additions to property,
   plant and equipment          656,641       52,913        5,407       714,961


1995
----
  Sales                      $7,801,273  $10,668,171                $18,469,444
  Operating income              954,153    3,009,152  $(1,223,317)    2,739,988
  Identifiable assets         3,511,930    5,381,557    2,144,540    11,038,027
  Depreciation                  259,350      131,764                    391,114
  Additions to property,
   plant and equipment          553,809       69,926                    623,735


                          THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 1997, 1996 and 1995

NOTE 15 - FUTURE ACCOUNTING PRONOUNCEMENTS

    Earnings Per Share

    In February, 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS No. 128) which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share, together with disclosures of how the per-share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

    Comprehensive Income and Segment Information

    The Financial Accounting Standards Board also released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), requiring that all public businesses report financial and descriptive information about their reportable operating segments. Both Statements are applicable to reporting periods beginning after December 15, 1997. The impact of adopting SFAS Nos. 130 and 131 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements. Segment information can be found in Note 14.

                                   SIGNATURES
                                   ----------



    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THT INC.


Date: December 2, 1997   By:  /s/ Frederick A. Rossetti
                              ------------------------------------
                              Frederick A. Rossetti, President,
                              Principal Executive Officer,
                              Principal Financial Officer



                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: December 2, 1997        /s/ Paul K. Kelly
                              --------------------------------
                              Paul K. Kelly, Chairman of the
                              Board of Directors


Date: December 2, 1997        /s/ Jeffrey B. Gaynor
                              --------------------------------
                              Jeffrey B. Gaynor, Director


Date: December 2, 1997        /s/ Frederick A. Rossetti
                              --------------------------------
                              Frederick A. Rossetti, Director