Form 10-Q
period 1997-12-31
THT INC
filed 1998-01-27
CIK 721602

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 1997
                               -----------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------

Commission file number     O-11365
                       -------------------

                                   THT Inc.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                           73-1284563
---------------------------------                      -------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                      Identification No.)

   33 Riverside Avenue, Westport, CT                           06880
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (203) 226-6408
                                                           --------------
                                      N/A
   -------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes    x     No
                                              -------     -------

     As of January 21, 1998, the Registrant had 3,982,605 shares of Common Stock, par value $.01 per share, outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   THT Inc.
                     Condensed Consolidated Balance Sheet


                                                       December 31, 1997        September 30, 1997
                                                       -----------------        ------------------
                                                          (Unaudited)

Assets:

Current Assets:
  Cash and Cash Equivalents                               $ 1,108,839               $ 1,659,062
  Trade Accounts Receivable (net of reserves
    of $28,000 at December 31, 1997 and $25,000
    at September 30, 1997)                                  1,308,078                 1,408,616
  Inventories                                               2,550,972                 2,162,236
  Deferred Income Taxes                                       316,000                   316,000
  Other Current Assets                                        125,670                   143,355
                                                          -----------               -----------

       Total Current Assets                                 5,409,559                 5,689,269

Property, Plant & Equipment, net                            3,559,265                 3,568,707
Intangible Assets, net                                      3,392,250                 3,400,069
Other Assets                                                  441,623                   437,362
                                                          -----------               -----------

       Total Assets                                       $12,802,697               $13,095,407
                                                          ===========               ===========




  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
               Condensed Consolidated Balance Sheet (continued)


                                                           December 31, 1997   September 30, 1997
                                                           ------------------  -------------------
                                                              (Unaudited)
Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts Payable & Accrued Liabilities                       $ 1,253,864         $ 1,705,972
  Current Portion - Long-Term Debt                                 400,000             400,000
  Note Payable - Bank                                              800,000
  Income Taxes Payable                                             163,333              69,783
                                                               -----------         -----------

       Total Current Liabilities                                 2,617,197           2,175,755

Long-Term Liabilities
  Long-Term Debt                                                 1,300,000           1,400,000
  Deferred Income Taxes                                            276,000             276,000
  Other Long-Term Liabilities                                      685,827             645,764
                                                               -----------         -----------

       Total Liabilities                                         4,879,024           4,497,519

Stockholders' Equity:

  Cumulative 14% nonvoting Preferred Stock,
    $.01 par value; 5,000 shares authorized,
    0 and 1,000 shares outstanding at December 31, 1997
    and September 30, 1997, respectively                                             1,000,000
  Common Stock, $.01 par value; 25,000,000 shares
    authorized, 3,982,605 shares issued at
    December 31, 1997 and September 30, 1997                        39,826              39,826
  Additional Paid-In Capital                                    13,055,280          13,055,280
  Accumulated Deficit                                           (5,171,433)         (5,497,218)
                                                               -----------         -----------

       Total Stockholders' Equity                                7,923,673           8,597,888
                                                               -----------         -----------

Total Liabilities & Stockholders' Equity                       $12,802,697         $13,095,407
                                                               ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
                Condensed Consolidated Statement of Operations
                                  (Unaudited)


                                                       Three Months Ended
                                                           December 31,
                                                        1997          1996
                                                    -----------    -----------

Net Sales                                           $ 4,505,528    $ 3,793,817
Costs and Expenses:
  Cost of Sales                                       2,900,608      2,503,799
  Selling, General and Administrative Expenses          935,906        755,959
                                                    -----------    -----------
                                                      3,836,514      3,259,758
                                                    -----------    -----------

Income from Operations                                  669,014        534,059
                                                    -----------    -----------

Other income (expense):
  Interest Expense                                      (38,924)       (24,609)
  Interest Income                                        17,505          8,787
  Other                                                 (28,810)       (10,406)
                                                    -----------    -----------

Income Before Income Taxes                              618,785        507,831
                                                    -----------    -----------

Income Taxes:
  Federal                                              (201,000)       (21,000)
  State                                                 (57,000)       (37,000)
                                                    -----------    -----------
                                                       (258,000)       (58,000)
                                                    -----------    -----------

Net Income                                              360,785        449,831

Dividend on Preferred Stock                             (35,000)       (70,000)
                                                    -----------    -----------

Net Income Available to Common Stockholders         $   325,785    $   379,831
                                                    ===========    ===========

Accumulated Deficit - Beginning of Period            (5,497,218)    (7,678,850)
                                                    -----------    -----------

Accumulated Deficit - End of Period                 $(5,171,433)   $(7,299,019)
                                                    ===========    ===========

Basic and Diluted Net Income per Common Share
 (After Preferred Stock Dividend)                   $       .08    $       .10
                                                    ===========    ===========

Weighted average number of
 shares outstanding                                   3,982,605      3,982,605
                                                    ===========    ===========


  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
                Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                            Three Months Ended
                                                               December 31,
                                                             1997        1996
                                                          ----------  ----------

Cash flows from operating activities:

Net income                                                $ 360,785   $ 449,831
                                                          ---------   ---------
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation and amortization                         149,885     144,716
      Deferred compensation                                  40,066      24,098
      Changes in assets and liabilities:
         Accounts receivable, net                           100,538     383,783
         Inventories                                       (388,736)       (143)
         Other current assets                                17,685      43,738
         Other assets                                       (25,745)    (27,399)
         Accounts payable and accrued liabilities          (452,108)   (888,482)
         Income taxes payable                                93,550      15,504
                                                          ---------   ---------

      Net cash (used) provided by operating activities     (104,080)    145,646

Cash flows from investing activities:

Purchase of property and equipment - net                   (111,143)   (235,073)
                                                          ---------   ---------

      Net cash used in investing activities                (111,143)   (235,073)



   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
           Condensed Consolidated Statement of Cash Flows (continued)
                                  (Unaudited)


                                                       Three Months Ended
                                                          December 31,
                                                        1997         1996
                                                    ------------  ----------
Cash flows from financing activities:

Repayment of debt                                      (100,000)
Cash dividends paid                                     (35,000)    (70,000)
Note payable                                            800,000
Preferred Stock repurchased                          (1,000,000)
                                                    -----------   ---------

      Net cash used in financing activities            (335,000)    (70,000)
                                                    -----------   ---------

      Net decrease in cash and cash equivalents        (550,223)   (159,427)

      Cash and cash equivalents at beginning
        of period                                     1,659,062     914,325
                                                    -----------   ---------

      Cash and cash equivalents at end of period    $ 1,108,839   $ 754,898
                                                    ===========   =========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:

     Interest                                       $    27,092   $  24,609
                                                    ===========   =========

     Taxes                                          $   162,500   $  36,232
                                                    ===========   =========


  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1 - General

    The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the September 30, 1997 Annual Report included on Form 10-K.

    The condensed consolidated financial statements for the three-month period ended December 31, 1997 is unaudited but, in the opinion of Management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of such interim periods. Interim results are not necessarily indicative of results for a full year.


Note 2 - Preferred Stock

    On December 31, 1997, the Company redeemed the remaining 1,000 shares of its outstanding Preferred Stock owned of record by PH II Holdings, Inc. ("PH II"), an affiliate of the Company. The redemption price of the Preferred Stock was $1,000,000, the face value of such stock. The Company borrowed $800,000 under its line of credit with Fleet Bank, N.A., in order to fund a portion of the Preferred Stock redemption. Interest on this borrowing under the line of credit is currently at 7.906 per annum%. For the quarter ended December 31, 1997, the Company declared and paid a final cash dividend on its outstanding Preferred Stock in the amount of $35,000.


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

    Inventories consist of the following:


                                                 December 31,   September 30,
                                                     1997            1997
                                                 ------------   -------------
                                                 (Unaudited)

Raw materials                                     $1,132,916     $1,063,862
Work in process                                      327,832        355,413
Finished goods                                     1,035,266        678,236
Packaging and supplies                                54,958         64,725
Total inventories                                 ----------     ----------
                                                  $2,550,972     $2,162,236
                                                  ==========     ==========

Note 4 - Property, Plant and Equipment

    Property, plant and equipment consist of:


                                                 December 31,   September 30,
                                                     1997            1997
                                                 ------------   -------------
                                                 (Unaudited)

Land                                              $  114,522     $  114,522
Buildings and improvements                         2,427,654      2,352,067
Machinery and equipment  on                        3,834,586      3,800,873
Furniture, fixtures & autos                           89,197         87,353
                                                  ----------     ----------
                                                   6,465,959      6,354,815

Less accumulated depreciation                      2,906,694      2,786,108
                                                  ----------     ----------

Total property, plant and equipment               $3,559,265     $3,568,707
                                                  ==========     ==========


Note 5 - Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Number 109 "Accounting for Income Taxes" ("SFAS No. 109"). The Company anticipates utilizing its deferred tax assets primarily to the extent of its deferred tax liabilities. As of October 1, 1997, the Company had extinguished all of its remaining net operating loss carryforward for tax purposes. As a result, the Company has begun providing for federal income taxes at statutory rates.

Note 6 - Net Income per Common Share

    The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards Number 128 "Earnings Per Share" ("SFAS No. 128").

    Net income per Common Share is calculated by dividing net income after reduction for dividends on Preferred Stock, by the weighted average number of shares of Common Stock outstanding during the three-month period ended December 31, 1997.


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


Note 8 - New Accounting Pronouncements

    The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), requiring that all public businesses report financial and descriptive information about their reportable operating segments. Both Statements are applicable to reporting periods beginning after December 15, 1997. The impact of adopting SFAS Nos. 130 and 131 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements.

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


Liquidity and Capital Resources
-------------------------------

    The Company had working capital of $2,792,362 as of December 31, 1997, as compared to working capital of $3,513,514 as of September 30, 1997. The decrease in the Company's working capital was due primarily to the Company's retirement of the outstanding Preferred Stock of $1,000,000 and the corresponding note payable to a bank for $800,000 recorded as a current liability. The proceeds of this loan were used towards the Preferred Stock redemption. The Company had cash on hand as of December 31, 1997 of $1,108,839, as compared to $1,659,062 as of September 30, 1997.

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

    On March 31, 1997, the Company borrowed $2,000,000 under the Term Loan. The current outstanding principal amount of $1,700,000 thereof bears interest at a current rate of 7.858%. On December 31, 1997, the Company borrowed $800,000 on the Line of Credit at a current rate of 7.906% per annum. The proceeds from such borrowing were used to redeem the remaining 1,000 outstanding shares of Preferred Stock. The redemption price of the Preferred Stock was $1,000,000, the face value of such stock. To the extent the Line of Credit is not utilized by the Company, the Company is obligated to pay an annual commitment fee of
 .1875% for the average unused portion of the Line of Credit.

    The Company is required under the Agreement to adhere to certain affirmative and negative covenants, and borrowings under the Line of Credit is limited to 80% of eligible accounts receivables and 50% of the inventory of the Company, as set forth in the Agreement.

    The Company intends to fund its operations in the near term from cash on hand and from cash flow generated from operations, and from the existing, unused line of credit from Fleet, as described above (which unused line of credit equalled $1,200,000 at December 31, 1997). Except as described herein, the Company is unaware of any other material commitments which may adversely affect its liquidity in the near term.


Results of Operations
---------------------

Three Months Ended December 31, 1997, as compared to the Three Months Ended
---------------------------------------------------------------------------
December 31, 1996
-----------------

    The Company, on a consolidated basis, generated net sales of $4,505,528 for the three-month period ended December 31, 1997, as compared to net sales of $3,793,817 for the same period of the prior year.

    The overall approximate 19% increase in sales over the prior year's quarter was due to an approximate 12% increase in sales at the Company's Setterstix subsidiary and an approximate 35% increase at its Jackburn subsidiary. The increase in sales at both the Setterstix and Jackburn subsidiaries were due mainly to increases in volume due to higher customer demand for product.

    Gross profit was $1,604,920 (approximate 36% gross profit margin) for the three months ended December 31, 1997, as compared to $1,290,018 (approximate 34% gross profit margin) for the same period of the previous year. The increase in gross profit was due to the increase in sales, and higher operating efficiencies. In addition, the increase in gross profit margin was due to manufacturing improvements due to the Company's recent investment in capital expenditures and higher volume which helped reduce fixed overhead applied to product costs.

    Selling, general and administrative expenses were $935,906 and $755,959 for the three months ended December 31, 1997 and 1996, respectively. The increase of $179,947 (28%) was due to the fact that the prior years figure was lower due to the positive effect of a bad debt recovery of $110,000. The balance of the increase was due to higher selling expenses as a result of higher sales.

    Interest expense was $38,925 and $24,609 for the three months ended December 31, 1997 and 1996, respectively. The increase is the result of higher debt principal levels from the prior year as a result of the increased borrowings the Company has made to redeem its outstanding Preferred Stock.

    The Company generated net income of $360,785 for the three months ended December 31, 1997, as compared to net income of $449,831 for the same period of the prior year.

The approximate 20% decrease in net income was the result of the increase in sales and gross profit offset by higher selling and interest expenses. In addition, during the prior year the Company utilized the remainder of its Federal net tax loss carryforward. Therefore Federal tax expenses at December 31, 1997 were $201,000 versus $21,000 during the same period of the prior year.


Management Information Systems
------------------------------

    The Company is conducting a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and, if necessary, will develop an implementation plan to resolve the Issue. The Company believes, at this time, that the Issue will not pose significant operational problems.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits.

         None


    (b) Reports on Form 8-K.

         None.

                                  SIGNATURES
                                  ----------



    Pursuant to the requirement of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  January 23, 1998            By:  /s/ Frederick A. Rossetti
                                         ---------------------------
                                    Frederick A. Rossetti, President,
                                    Principal Executive Officer,
                                    and Principal Accounting Officer