Form 10-Q
period 1998-03-31
THT INC
filed 1998-04-28
CIK 721602

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998
                               ----------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------

Commission file number     O-11365
                       ----------------

                                   THT Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                          73-1284563
---------------------------------                      -------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

33 Riverside Avenue, Westport, CT                            06880
----------------------------------------               -------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (203) 226-6408
                                                       -------------------
                                      N/A
-----------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes   x     No
                                              ------     ------

     As of April 20, 1998, the Registrant had 3,982,605 shares of Common Stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    THT Inc.
                      Condensed Consolidated Balance Sheet

                                                March 31, 1998      September 30, 1997
                                                --------------      ------------------
                                                 (Unaudited)
Assets:
Current Assets:
  Cash and Cash Equivalents                      $ 1,095,853             $ 1,659,062
  Trade Accounts Receivable (net of reserves
    of $31,000 at March 31, 1998 and $25,000
    at September 30, 1997)                         1,289,097               1,408,616
  Inventories                                      2,339,941               2,162,236
  Prepaid Income Taxes                               121,877
  Deferred Income Taxes                              316,000                 316,000
  Other Current Assets                               125,905                 143,355
                                                 -----------             -----------

       Total Current Assets                        5,288,673               5,689,269

Property, Plant & Equipment, net                   3,607,511               3,568,707
Intangible Assets, net                             3,346,900               3,400,069
Other Assets                                         454,783                 437,362
                                                 -----------             -----------

       Total Assets                              $12,697,867             $13,095,407
                                                 ===========             ===========




   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                Condensed Consolidated Balance Sheet (continued)


                                                           March 31, 1998   September 30, 1997
                                                           ---------------  -------------------
                                                             (Unaudited)
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Accounts Payable & Accrued Liabilities                      $ 1,260,602          $ 1,705,972
  Current Portion - Long-Term Debt                                400,000              400,000
  Note Payable - Bank                                             800,000
  Income Taxes Payable                                                                  69,783
                                                              -----------          -----------

       Total Current Liabilities                                2,460,602            2,175,755

Long-Term Liabilities
  Long-Term Debt                                                  900,000            1,400,000
  Deferred Income Taxes                                           276,000              276,000
  Other Long-Term Liabilities                                     725,894              645,764
                                                              -----------          -----------

       Total Liabilities                                        4,362,496            4,497,519

Stockholders' Equity:

  Cumulative 14% nonvoting Preferred Stock,
    $.01 par value; 5,000 shares authorized,
    0 and 1,000 shares outstanding at March 31, 1998
    and September 30, 1997, respectively                                             1,000,000
  Common Stock, $.01 par value; 25,000,000 shares
    authorized, 3,982,605 shares issued and outstanding
    at March 31, 1998 and September 30, 1997                       39,826               39,826
  Additional Paid-In Capital                                   13,055,280           13,055,280
  Accumulated Deficit                                          (4,759,735)          (5,497,218)
                                                              -----------          -----------

       Total Stockholders' Equity                               8,335,371            8,597,888
                                                              -----------          -----------

Total Liabilities & Stockholders' Equity                      $12,697,867          $13,095,407
                                                              ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                 Condensed Consolidated Statement of Operations
                                  (Unaudited)

                                                        Three Months Ended                          Six Months Ended
                                                            March 31,                                  March 31,
                                                     1998                1997                   1998               1997
                                               ------------------  -----------------      -----------------  -----------------

Net Sales                                           $  4,928,315        $ 4,827,261            $ 9,433,843        $ 8,621,078
Cost and Expenses
  Cost of Sales                                        3,351,823          3,443,934              6,252,431          5,747,733
  Selling, General & Administrative Expenses             850,387            716,168              1,786,293          1,472,127
                                                    ------------        -----------            -----------        -----------
                                                       4,202,210          3,960,102              8,038,724          7,219,860
                                                    ------------        -----------            -----------        -----------

Income from Operations                                   726,105            867,159              1,395,119          1,401,218

Other income (expense):
  Interest Expense                                       (47,717)           (24,854)               (86,641)           (49,463)
  Interest Income                                         13,309              7,361                 30,814             16,148
  Other                                                  (31,999)           (27,550)               (60,809)           (37,956)
                                                    ------------        -----------            -----------        -----------

Income Before Income Taxes                               659,698            822,116              1,278,483          1,329,947

Income Taxes:
  Federal                                               (196,000)           (54,000)              (397,000)           (75,000)
  State                                                  (52,000)           (57,000)              (109,000)           (94,000)
                                                    ------------        -----------            -----------        -----------
                                                        (248,000)          (111,000)              (506,000)          (169,000)
                                                    ------------        -----------            -----------        -----------

Net Income                                               411,698            711,116                772,483          1,160,947

Dividend on Preferred Stock                                                 (70,000)               (35,000)          (140,000)
                                                    ------------        -----------            -----------        -----------

Net Income Available to
  Common Stockholders                               $    411,698        $   641,116            $   737,483        $ 1,020,947
                                                    ============        ===========            ===========        ===========

Accumulated Deficit - Beginning of Period             (5,171,433)        (7,299,019)            (5,497,218)        (7,678,850)
                                                    ============        ===========            ===========        ===========

Accumulated Deficit - End of Period                 $( 4,759,735)       $(6,657,903)           $(4,759,735)       $(6,657,903)

Basic and Diluted Net Income per Common
   Share (After Preferred Stock Dividend)           $        .11        $       .16            $       .19        $       .26
                                                    ============        ===========            ===========        ===========

Weighted average number
  of shares outstanding                                3,982,605          3,982,605              3,982,605          3,982,605
                                                    ============        ===========            ===========        ===========

  The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                         Six Months Ended
                                                            March 31,
                                                        1998          1997
                                                     ----------   ------------

Cash flows from operating activities:

Net income                                           $  772,483    $1,160,947
                                                     ----------    ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation and amortization                     304,308       284,936
      Deferred compensation                              80,131        48,197
      Changes in assets and liabilities:
         Accounts receivable, net                       119,519       (12,815)
         Inventories                                   (177,705)     (268,056)
         Other current assets                            17,450        67,654
         Other assets                                   (17,421)      (76,192)
         Accounts payable and accrued liabilities      (445,370)     (394,997)
         Due to Former Shareholders - current                          (8,821)
         Income taxes payable                          (191,660)       63,380
                                                     ----------    ----------

      Net cash provided by operating activities         461,735       864,233

Cash flows from investing activities:

Purchase of property and equipment                     (289,944)     (423,109)
Settlement of Former Shareholders' earnout                           (296,000)
                                                     ----------    ----------

      Net cash used in investing activities            (289,944)     (719,109)




   The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
           Condensed Consolidated Statement of Cash Flows (continued)
                                  (Unaudited)


                                                         Six Months Ended
                                                            March 31,
                                                        1998          1997
                                                    ------------  ------------
Cash flows from financing activities:

Repayment of debt                                      (500,000)   (1,934,012)
Cash dividends paid                                     (35,000)     (140,000)
Note payable                                            800,000       900,000
Preferred Stock repurchase                           (1,000,000)   (1,000,000)
Long-term debt - proceeds                                           2,000,000
                                                    -----------   -----------

      Net cash used in financing activities            (735,000)     (174,012)
                                                    -----------   -----------

      Net decrease in cash and cash equivalents        (563,209)      (28,888)

      Cash and cash equivalents at beginning
        of period                                     1,659,062       914,325
                                                    -----------   -----------

      Cash and cash equivalents at end of period    $ 1,095,853   $   885,437
                                                    ===========   ===========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:

   Interest                                         $    93,343   $    49,463
                                                    ===========   ===========

   Taxes                                            $   697,339   $   100,269
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

    The condensed consolidated financial statements for the three-month and six-month periods ended March 31, 1998 are unaudited but, in the opinion of Management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of such interim periods. Interim results are not necessarily indicative of results for a full year.


Note 2 - Preferred Stock

    On December 31, 1997, the Company redeemed the remaining 1,000 shares of its outstanding Preferred Stock owned of record by PH II Holdings, Inc. ("PH II"), an affiliate of the Company. The redemption price of the Preferred Stock was $1,000,000, the face value of such stock. The Company borrowed $800,000 under its line of credit with Fleet Bank, N.A., in order to fund a portion of the Preferred Stock redemption. Interest on this borrowing under the line of credit is currently at 7.906% per annum.

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

    Inventories consist of the following:

                                        March 31,      September 30,
                                           1998             1997
                                           ----             ----
                                       (Unaudited)
        Raw materials                   $1,079,915       $1,063,862
        Work in process                    253,995          355,413
        Finished goods                     955,363          678,236
        Packaging and supplies              50,668           64,725
                                        ----------       ----------
        Total inventories               $2,339,941       $2,162,236
                                        ==========       ==========

Note 4 - Property, Plant and Equipment

    Property, plant and equipment consist of:

                                                 March 31,       September 30,
                                                    1998              1997
                                                    ----              ----
                                                (Unaudited)
        Land                                     $  114,522       $  114,522
        Buildings and improvements                2,541,794        2,352,067
        Machinery and equipment                   3,873,301        3,800,873
        Furniture, fixtures & autos                 103,768           87,353
                                                 ----------       ----------
                                                  6,633,385        6,354,815

        Less accumulated depreciation             3,025,874        2,786,108
                                                 ----------       ----------

        Total property, plant and equipment      $3,607,511       $3,568,707
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

    Net income per Common Share is calculated by dividing net income after reduction for dividends on Preferred Stock, by the weighted average number of shares of Common Stock outstanding during the three-month and six-month periods ended March 31, 1998.


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


Liquidity and Capital Resources
-------------------------------

    The Company had working capital of $2,828,071 as of March 31, 1998, as compared to working capital of $3,513,514 as of September 30, 1997. The decrease in the Company's working capital was due primarily to the Company's retirement of the outstanding Preferred Stock of $1,000,000 and the corresponding note payable to a bank for $800,000 recorded as a current liability. The proceeds of this loan were used towards the Preferred Stock redemption. The Company had cash on hand as of March 31, 1998 of $1,095,853, as compared to $1,659,062 as of September 30, 1997.

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

    On March 31, 1997, the Company borrowed $2,000,000 under the Term Loan. The current outstanding principal amount of $1,300,000 thereof bears interest at a current rate of 7.745%. On March 31, 1998, the Company borrowed $800,000 on the Line of Credit at a current rate of 7.906% per annum. The proceeds from the 1998 borrowing were used to redeem the remaining 1,000 outstanding shares of Preferred Stock. The redemption price of the Preferred Stock was $1,000,000, the face value of such stock. To the extent the Line of Credit is not utilized by the Company, the Company is obligated to pay an annual commitment fee of
 .1875% for the average unused portion of the Line of Credit.

    The Company is required under the Agreement to adhere to certain affirmative and negative covenants, and borrowings under the Line of Credit is limited to 80% of eligible accounts receivables and 50% of the inventory of the Company, as set forth in the Agreement.

    The Company intends to fund its operations in the near term from cash on hand and from cash flow generated from operations, and from the existing, unused line of credit from Fleet, as described above (which unused line of credit equalled $1,200,000 at March 31, 1998). Except as described herein, the Company is unaware of any other material commitments which may adversely affect its liquidity in the near term.


Results of Operations
---------------------

Six Months Ended March 31, 1998, as compared to the Six Months Ended
---------------------------------------------------------------------
March 31, 1997
--------------

    The Company, on a consolidated basis, generated net sales of $9,433,843 for the six-month period ended March 31, 1998, as compared to net sales of $8,621,078 for the same period of the prior year.

    The overall approximate 9% increase in sales over the prior year's quarter was due to an approximate 1% increase in sales at the Company's Setterstix subsidiary and an approximate 29% increase at its Jackburn subsidiary. The increase in sales at both the Setterstix and Jackburn subsidiaries were due mainly to increases in volume due to higher customer demand for product.

    Gross profit was $3,181,412 (approximate 34% gross profit margin) for the six months ended March 31, 1998, as compared to $2,873,345 (approximate 33% gross profit margin) for the same period of the previous year. The increase in gross profit margin was due to manufacturing improvements due to the Company's recent investment in capital expenditures and higher sales volume which helped reduce fixed overhead applied to product costs.

    Selling, general and administrative expenses were $1,786,293 and $1,472,127 for the six months ended March 31, 1998 and 1997, respectively. The increase of $314,166 (21%) was due to the fact that the prior year's expenses were favorably impacted by a bad debt recovery of $110,000. The balance of the increase was due to higher selling expenses as a result of higher sales.

    Interest expense was $86,641 and $49,463 for the six months ended March 31, 1998 and 1997, respectively. The increase is the result of higher debt principal levels from the prior year as a result of the increased borrowings the Company has made to redeem its outstanding Preferred Stock.

    The Company generated net income of $772,483 for the six months ended March 31, 1998, as compared to net income of $1,160,947 for the same period of the prior year. The approximate 33% decrease in net income was the result of the increase in sales and gross profit offset by higher selling and interest expenses. In addition, during the prior year the Company utilized the remainder of its Federal net tax loss carryforward. Therefore Federal tax expenses at March 31, 1998 were $397,000 versus $75,000 during the same period of the prior year.

Three Months Ended March 31, 1998, as compared to the Three Months Ended
-------------------------------------------------------------------------
March 31, 1997
--------------

    The Company, on a consolidated basis, generated net sales of $4,928,315 for the three-month period ended March 31, 1998, as compared to net sales of $4,827,261 for the same period of the prior year.

    The overall approximate 2% increase in sales over the prior year's quarter was due to an approximate 25% increase in sales at the Company's Jackburn subsidiary, offset by an approximate 8% decrease at its Setterstix subsidiary. The increase in sales at the Jackburn subsidiary was due mainly to the recovery of business from one customer who moved to an alternative supplier last year, expanded sales in the Company's wire forming business and increases in volume due to higher demand for product from existing customers. The decrease in sales at the Setterstix subsidiary was due to the timing of product shipments between the first and second quarters.

    Gross profit was $1,576,492 (approximate 32% gross profit margin) for the three months ended March 31, 1998, as compared to $1,583,327 (approximate 33% gross profit margin) for the same period of the previous year. The decrease in gross profit and gross profit margin was due to a higher mix of sales from the Company's Jackburn subsidiary versus its Setterstix subsidiary. Jackburn has historically had, and continues to have, lower gross margins than Setterstix.

    Selling, general and administrative expenses were $850,387 and $716,168 for the three months ended March 31, 1998 and 1997, respectively. The increase of $134,219 (18%) was due primarily to higher selling expenses as a result of higher sales at the Company's Jackburn subsidiary. This subsidiary has higher selling costs than its Setterstix subsidiary.

    Interest expense was $47,717 and $24,854 for the three months ended March 31, 1998 and 1997, respectively. The increase is the result of higher debt principal levels from the prior year as a result of the increased borrowings the Company has made to redeem its outstanding Preferred Stock.

    The Company generated net income of $411,698 for the three months ended March 31, 1998, as compared to net income of $711,116 for the same period of the prior year. The approximate 42% decrease in net income was the result of the increase in cost of goods sold, higher selling expenses and interest expense.
In addition, during the prior year the Company utilized the remainder of its Federal net tax loss carryforward. Therefore Federal tax expenses for the quarter ended March 31, 1998 was $196,000 versus $54,000 during the same period of the prior year.

Management Information Systems
------------------------------

    The Company believes that advanced information processing is essential to maintaining its competitive position. The Company participates in the electronic data interchange program maintained by its larger customers. This program allows the Company to receive customer orders, provide advanced shipping notices and track orders on-line from the time such orders are placed through delivery. The Company is also able to notify certain of its customers' warehouses, in advance, as to shipments. The Company currently is upgrading its management information systems, which it expects to complete in 1998, to ensure proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems. The Company does not expect the costs associated with ensuring year 2000 compliance to have a material effect on its financial position or results of operations. All costs associated with year 2000 compliance are being funded with cash flow generated from operations and are being expensed as incurred. Although the Company believes that the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the year 2000 issue will not affect the information systems of such customers and vendors as they relate to the Company's business, or that any such impact on such customers' and vendors' information systems would not have a material adverse effect on the Company's business, financial condition or results of operations.

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



Dated:  April 24, 1998              By:  /s/ Frederick A. Rossetti
                                         ---------------------------
                                    Frederick A. Rossetti, President,
                                    Principal Executive Officer,
                                    and Principal Accounting Officer