Form 10-Q
period 1998-06-30
THT INC
filed 1998-07-22
CIK 721602

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998
                               ----------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------

Commission file number     0-11365
                       ----------------

                                   THT Inc.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                73-1284563
------------------------------------------                  --------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

33 Riverside Avenue, Westport, CT                                   06880
------------------------------------------                  --------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:             (203) 226-6408
                                                            --------------------

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

     As of July 20, 1998, the Registrant had 3,982,605 shares of Common Stock, par value $.01 per share, outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   THT Inc.
                     Condensed Consolidated Balance Sheet


                                                  June 30, 1998        September 30, 1997
                                                  -------------        ------------------
                                                   (Unaudited)


Assets:

Current Assets:
  Cash and Cash Equivalents                      $   816,605              $ 1,659,062
  Trade Accounts Receivable (net of reserves
    of $33,000 at June 30, 1998 and $25,000
    at September 30, 1997)                         1,603,145                1,408,616
  Inventories                                      2,264,759                2,162,236
  Prepaid Income Taxes                                59,713
  Deferred Income Taxes                              316,000                  316,000
  Other Current Assets                               102,421                  143,355
                                                 -----------              -----------

       Total Current Assets                        5,162,643                5,689,269

Property, Plant & Equipment, net                   3,543,126                3,568,707
Intangible Assets, net                             3,320,314                3,400,069
Other Assets                                         479,832                  437,362
                                                 -----------              -----------

       Total Assets                              $12,505,915              $13,095,407
                                                 ===========              ===========




  The accompanying notes are an integral part of these financial statements.

                                    THT Inc.
                Condensed Consolidated Balance Sheet (continued)



                                                           June 30, 1998       September 30, 1997
                                                           -------------       ------------------
                                                            (Unaudited)
Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts Payable & Accrued Liabilities                     $ 1,516,239          $ 1,705,972
  Current Portion - Long-Term Debt                               400,000              400,000
  Income Taxes Payable                                                                 69,783
                                                             -----------          -----------

       Total Current Liabilities                               1,916,239            2,175,755

Long-Term Liabilities
  Long-Term Debt                                                 800,000            1,400,000
  Deferred Income Taxes                                          276,000              276,000
  Other Long-Term Liabilities                                    765,958              645,764
                                                             -----------          -----------

       Total Liabilities                                       3,758,197            4,497,519

Stockholders' Equity:

  Cumulative 14% nonvoting Preferred Stock,
    $.01 par value; 5,000 shares authorized,
    0 and 1,000 shares outstanding at June 30, 1998
    and September 30, 1997, respectively                                            1,000,000
  Common Stock, $.01 par value; 25,000,000 shares
    authorized, 3,982,605 shares issued and outstanding
    at June 30, 1998 and September 30, 1997                       39,826               39,826
  Additional Paid-In Capital                                  13,055,280           13,055,280
  Accumulated Deficit                                         (4,347,388)          (5,497,218)
                                                             -----------          -----------

       Total Stockholders' Equity                              8,747,718            8,597,888
                                                             -----------          -----------

Total Liabilities & Stockholders' Equity                     $12,505,915          $13,095,407
                                                             ===========          ===========

  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
                Condensed Consolidated Statement of Operations
                                  (Unaudited)

                                                   Three Months Ended                Nine Months Ended
                                                         June 30,                        June 30,
                                                    1998           1997              1998        1997
                                                    ----           ----              ----        ----

Net Sales                                       $  5,130,957   $ 4,953,988       $14,564,800    $13,575,066
Cost and Expenses
  Cost of Sales                                    3,404,874     3,264,623         9,657,305      9,012,356
  Selling, General & Administrative Expenses         982,258       965,409         2,768,551      2,437,536
                                                ------------   -----------       -----------    -----------
                                                   4,387,132     4,230,032        12,425,856     11,449,892
                                                ------------   -----------       -----------    -----------

Income from Operations                               743,825       723,956         2,138,944      2,125,174

Other income (expense):
  Interest Expense                                   (42,184)      (41,077)         (128,825)       (90,540)
  Interest Income                                     15,092        13,342            45,906         29,490
  Other                                              (39,386)      (19,911)         (100,195)       (57,867)
                                                ------------   -----------       -----------    -----------

Income Before Income Taxes                            677,347       676,310         1,955,830      2,006,257

Income Taxes:
  Federal                                           (204,000)      (21,000)         (601,000)       (96,000)
  State                                              (61,000)      (51,000)         (170,000)      (145,000)
                                                ------------   -----------       -----------    -----------
                                                    (265,000)      (72,000)         (771,000)      (241,000)
                                                ------------   -----------       -----------    -----------

Net Income                                           412,347       604,310         1,184,830      1,765,257

Dividend on Preferred Stock                                        (35,000)          (35,000)      (175,000)
                                                ------------   -----------       -----------    -----------

Net Income Available to
  Common Stockholders                           $    412,347   $   569,310       $ 1,149,830    $ 1,590,257
                                                ============   ===========       ===========    ===========

Accumulated Deficit - Beginning of Period        (4,759,735)    (6,657,903)       (5,497,218)    (7,678,850)

Accumulated Deficit - End of Period             $(4,347,388)   $(6,088,593)      $(4,347,388)   $(6,088,593)
                                                ============   ===========       ===========    ===========
Basic and Diluted Net Income per Common
   Share (After Preferred Stock Dividend)       $        .10   $       .14       $       .29    $       .40
                                                ============   ===========       ===========    ===========

Weighted average number
  of shares outstanding                            3,982,605     3,982,605         3,982,605      3,982,605
                                                ============   ===========       ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
                Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                             Nine Months Ended
                                                                  June 30,
                                                          1998                1997
                                                       ------------------------------

Cash flows from operating activities:

Net income                                             $1,184,830          $1,765,257
                                                       ----------          ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation and amortization                       472,086             406,783
      Deferred compensation                               120,197             162,951
      Changes in assets and liabilities:
         Accounts receivable, net                        (194,529)           (190,009)
         Inventories                                     (102,523)             38,666
         Other current assets                              40,934             (94,565)
         Other assets                                     (67,071)            (51,800)
         Accounts payable and accrued liabilities        (189,733)           (227,012)
         Due to Former Shareholders - current                                  (8,821)
         Income taxes payable                            (129,496)             41,753
                                                       ----------          ----------

      Net cash provided by operating activities         1,134,695           1,843,203

Cash flows from investing activities:

Purchase of property and equipment                       (342,152)           (551,263)
Settlement of Former Shareholders' earnout                                   (296,000)
                                                       ----------          ----------

      Net cash used in investing activities              (342,152)           (847,263)




  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
          Condensed Consolidated Statement of Cash Flows (continued)
                                  (Unaudited)


                                                            Nine Months Ended
                                                                 June 30,
                                                         1998                1997
                                                     -------------------------------
Cash flows from financing activities:

Repayment of debt                                      (600,000)         (2,034,012)
Cash dividends paid                                     (35,000)           (175,000)
Note payable-net                                                            900,000
Preferred Stock repurchase                           (1,000,000)         (1,000,000)
Long-term debt - proceeds                                                 2,000,000
                                                    -----------         -----------

      Net cash used in financing activities          (1,635,000)           (309,012)
                                                    -----------         -----------

      Net (decrease) increase in cash
        and cash equivalents                           (842,457)            686,928

      Cash and cash equivalents at beginning
        of period                                     1,659,062             914,325
                                                    -----------         -----------

      Cash and cash equivalents at end of period    $   816,605         $ 1,601,253
                                                    ===========         ===========




Supplemental disclosure of cash flow information:
  Cash paid during the period for:

     Interest                                       $   124,547          $   77,891
                                                    ===========          ==========

     Taxes                                          $   898,546          $  165,986
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

    The condensed consolidated financial statements for the three-month and nine-month periods ended June 30, 1998 are unaudited but, in the opinion of Management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of such interim periods. Interim results are not necessarily indicative of results for a full year.


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

    Inventories consist of the following:




                                                June 30,               September 30,
                                                  1998                    1997
                                                ----------             -------------
                                               (Unaudited)


Raw materials                                   $1,108,314               $1,063,862
Work in process                                    263,027                  355,413
Finished goods                                     829,964                  678,236
Packaging and supplies                              63,454                   64,725
                                                ----------               ----------
Total inventories                               $2,264,759               $2,162,236
                                                ==========               ==========



Note 4 - Property, Plant and Equipment

    Property, plant and equipment consist of:



                                                  June 30,               September 30,
                                                   1998                     1997
                                                ----------               ----------
                                               (Unaudited)

Land                                            $  114,522               $  114,522
Buildings and improvements                       2,581,287                2,352,067
Machinery and equipment                          3,888,325                3,800,873
Furniture, fixtures & autos                        111,683                   87,353
                                                ----------               ----------
                                                 6,695,817                6,354,815

Less accumulated depreciation                    3,152,691                2,786,108
                                                ----------               ----------

Total property, plant and equipment             $3,543,126               $3,568,707
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

    Net income per Common Share is calculated by dividing net income after reduction for dividends on Preferred Stock, if any, by the weighted average number of shares of Common Stock outstanding during the three-month and nine-month periods ended June 30, 1998.


Note 7 - New Accounting Pronouncements

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



Liquidity and Capital Resources
-------------------------------

    The Company had working capital of $3,246,404 as of June 30, 1998, as compared to working capital of $3,513,514 as of September 30, 1997. The decrease in the Company's working capital was due primarily to the funds used by the Company to retire the then outstanding Preferred Stock of $1,000,000 and the accelerated payoff of long term debt of $400,000, as offset by the Company's earnings. The Company had cash on hand as of June 30, 1998 of $816,605, as compared to $1,659,062 as of September 30, 1997.

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

    On March 31, 1997, the Company borrowed $2,000,000 under the Term Loan. The current outstanding principal amount of $1,200,000 thereof bears interest at a current rate of 7.75%.

    The Company is required under the Agreement to adhere to certain affirmative and negative covenants, and borrowings under the Line of Credit is limited to 80% of eligible accounts receivables and 50% of the inventory of the Company, as set forth in the Agreement.

    The Company intends to fund its operations in the near term from cash on hand, from cash flow generated from operations, and from the existing, unused line of credit from Fleet, as described above (which unused line of credit equalled $2,000,000 at June 30, 1998). Except as described herein, the Company is unaware of any other material commitments which may adversely affect its liquidity in the near term.


Results of Operations
---------------------

Nine Months Ended June 30, 1998, as compared to the Nine Months Ended
---------------------------------------------------------------------
June 30,1997
------------

    The Company, on a consolidated basis, generated net sales of $14,564,800 for the nine-month period ended June 30, 1998, as compared to net sales of $13,575,066 for the same period of the prior year.

    The overall approximate 7% increase in sales over the prior year's comparable period was due to an approximate 2% increase in sales at the Company's Setterstix subsidiary and an approximate 19% increase at its Jackburn subsidiary. The increase in sales at the Setterstix subsidiary was due mainly to increases in volume due to higher customer demand for product, partially offset by certain selling price reductions. The increase in sales at the Jackburn subsidiary was due mainly to the recovery of business from one customer who had moved to an alternative supplier last year, expanded sales in the subsidiary's wire-forming business, and increases in volume due to higher demand for product from existing customers.

    Gross profit was $4,907,495 (approximate 34% gross profit margin) for the nine months ended June 30, 1998, as compared to $4,562,710 (approximate 34% gross profit margin) for the same period of the previous year. The increase in gross profit was due directly to higher sales volume.

    Selling, general and administrative expenses were $2,768,551 and $2,437,536 for the nine months ended June 30, 1998 and 1997, respectively. The increase of $331,015 (14%) was due to the fact that the prior year's expenses were favorably impacted by a bad debt recovery of $110,000. The balance of the increase was due to higher selling expenses as a result of higher sales at Jackburn and higher overall administrative costs.

    Interest expense was $128,825 and $90,540 for the nine months ended June 30, 1998 and 1997, respectively. The increase is the result of higher overall debt principal levels from the prior year as a result of the increased borrowings the Company has made to redeem its outstanding Preferred Stock.

    The Company generated net income of $1,184,830 for the nine months ended June 30, 1998, as compared to net income of $1,765,257 for the same period of the prior year. The approximate 33% decrease in net income was the result of higher federal tax expenses. The Company utilized the remainder of its Federal net tax loss carryforward during the prior year. The Company's tax expenses at June 30, 1998 were $771,000 versus $241,000 during the same period of the prior year, which significantly affected the Company's net income.

Three Months Ended June 30, 1998, as compared to the Three Months Ended
-----------------------------------------------------------------------
June 30, 1997
-------------

    The Company, on a consolidated basis, generated net sales of $5,130,957 for the three-month period ended June 30, 1998, as compared to net sales of $4,953,988 for the same period of the prior year.

    The overall approximate 4% increase in sales over the prior year's quarter was due to an approximate 7% increase in sales at the Company's Jackburn subsidiary, and by an approximate 3% increase at its Setterstix subsidiary. The increase in sales at both subsidiaries were due mainly to increases in volume due to higher demand for product from existing customers.

    Gross profit was $1,726,083 (approximate 34% gross profit margin) for the three months ended June 30, 1998, as compared to $1,689,365 (approximate 34% gross profit margin) for the same period of the previous year. The increase in gross profit was due directly to higher sales volume.

    Selling, general and administrative expenses were $982,258 and $965,409 for the three months ended June 30, 1998 and 1997, respectively. The increase of $16,849 (2%) was due primarily to higher selling expenses as a result of higher sales at the Company's Jackburn subsidiary.

    Interest expense was $42,184 and $41,077 for the three months ended June 30, 1998 and 1997, respectively. This increase was insignificant.

    The Company generated net income of $412,347 for the three months ended June 30, 1998, as compared to net income of $604,310 for the same period of the prior year. The approximate 32% decrease in net income was the result of higher federal tax expenses. The Company utilized the remainder of its Federal net tax loss carryforward during the prior year. The Company's tax expenses for the quarter ended June 30, 1998 were $265,000 versus $72,000 during the same period of the prior year, which significantly affected the Company's net income.

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



Dated:  July 21, 1998               By:  /s/ Frederick A. Rossetti
                                       ---------------------------
                                    Frederick A. Rossetti, President,
                                    Principal Executive Officer,
                                    and Principal Accounting Officer