Form 10-K405
period 1998-09-30
THT INC
filed 1998-12-03
CIK 721602

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended     September 30, 1998
                                        ------------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________________________ to
________________________________ Commission file number          0-11365
                                                      --------------------------
                                   THT Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                  73-1284563
                   -----------------------------       ------------------------------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
 organization)

33 Riverside Avenue, Westport, Connecticut                        06880
------------------------------------------------       ------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (203) 226-6408
                                                       ------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X . No_____.
                     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

The aggregate market value of the shares of the Common Stock held by non-affiliates of the Registrant as of November 24, 1998 was approximately $7,395,830. On such date, the average of the closing bid and asked prices of the Common Stock was approximately $3.41.

The Registrant had 3,982,605 shares of Common Stock outstanding as of November 24, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits listed on Part IV of this Annual Report are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, including the Registrant's Annual Report on Form 10-K for the fiscal years ended September 30, 1988, 1990 and 1997, Form 8-K dated April 2, 1997 and Schedule 14C Information Statement dated July 25, 1997.

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

    On October 1, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with PH II Acquisition Sub, Inc. ("Merger Sub"), a wholly owned subsidiary of PH II, Inc., an affiliate of the Company ("PH II"). Pursuant to the terms of the Merger Agreement, the Merger Sub will be merged (the "Merger") with and into the Company, and each share of outstanding Common Stock of the Company, except for shares owned by PH II, the Company, or shares owned by stockholders of the Company who perfect their appraisal rights in accordance with Delaware law, will be acquired by Merger Sub for $3.75 in cash. Said Merger is subject to numerous conditions, including stockholder approval of the Merger.

     (b) Financial Information about Industry Segments
         ---------------------------------------------

    The Company, through its wholly-owned subsidiaries, is currently engaged in two different industry segments, the manufacture of fabricated steel products, and the manufacture of rolled paper products. See Note 15 to the Notes to the Consolidated Financial Statements.

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

    In addition, through its wholly-owned subsidiary, Jackburn, the Company is engaged in the manufacture, distribution and sale of stove-top grills ("Grids"). A stove-top Grid is a product fabricated from steel and coated with powder or liquid enamel, and sits on top of a gas range. It is the surface which supports a pot or pan above the cooking flame. The Grids are used by manufacturers and suppliers of both consumer and institutional cooking stoves, outdoor barbecue grills and recreational vehicle stoves. In addition, the Company is engaged in the manufacture of fabricated steel parts, including wire forming products. The Company produces such wire forming products as pail and bucket handles, "S" hooks and special application wire designs. The non-Grid product line of Jackburn accounts for approximately 23% of the gross sales of Jackburn.

    For the fiscal year ended September 30, 1998, Setterstix accounted for approximately 64% of the Company's total revenues, while Jackburn accounted for the remaining 36%. For each of the fiscal years ended September 30, 1997, and 1996, Setterstix accounted for approximately 68% and 66% of the Company's total revenues, respectively, and Jackburn for approximately 32% and 34%, respectively.

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

Patents, Trademarks and Licenses
--------------------------------

    There is currently one patent issued by the United States Patent and Trademark Office to Setterstix with respect to equipment used in the manufacture of rolled paper products. This patent terminates in 1999. The Company relies upon trade secrets and confidentiality to protect the proprietary nature of its technology. The Company believes that the loss of its patent would not have a material adverse affect on the business of the Company. In addition, the Company has obtained registrations from the United States Patent and Trademark Office for the trademark "Setterstix." The Company has also obtained trademark registration for the name

"Setterstix" in the following countries: Australia, Canada, Germany, Great Britain, Ireland, Italy, and Mexico. No assurance can be given, however, that such foreign trademarks would, if challenged be upheld, since among other things, the assignment of such trademarks were not filed with the respective foreign trademark offices by the previous owners thereof because it was not deemed cost-effective at the time.

    With respect to the Jackburn operations, the Company relies upon trade secrets and confidentiality to protect the proprietary nature of its technology.

Customers
---------

    For the fiscal year ended September 30, 1998, Setterstix had two customers each of which accounted for more than ten percent (10%) of Setterstix's total sales. Megas Beauty Aids accounted for approximately 35% and Presto Products Company accounted for approximately 17%. With respect to Jackburn, for the fiscal year ended September 30, 1998, Frigidaire Range Division accounted for approximately 27%, The Erie Ceramic Arts Company accounted for approximately 20% and Amana Refrigeration, Inc. accounted for approximately 10% of such entity's total sales. No other customers of Setterstix or Jackburn accounted for ten percent or more of its sales. The loss of any of such customers could have a material adverse effect on the respective businesses of Setterstix and Jackburn.

Employees
---------

    The services of certain of the Executive Officers of the Company were provided through Stuart Management Co. ("SMC"). See "Certain Relationships and Related Transactions."

    As of November 1, 1998, the Company employed 137 persons on a full-time basis as follows: 2 executives, 13 general administrative employees, and 122 production personnel. With respect to such employees, 52 employees were employed with respect to the Setterstix operations in the following capacities:
1 executive, 6 general administrative; and 45 production personnel. With respect to such employees, 85 employees were employed by Jackburn as follows: 1 as an executive, 7 general administrative and 77 production personnel.

    In connection with Setterstix, the Company has a contract with the International Association of Machinists and Aerospace Workers. The contract expires on May 2, 2001. The employees with respect to the Jackburn operations are not covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.


Competition
-----------

    With respect to both the Setterstix and Jackburn operations, the Company competes directly with end-users who manufacture their own respective rolled paper and fabricated steel products for use in their manufacturing processes. The Company estimates that its United States market share in the rolled paper product business is approximately 80%. The Company estimates that its market share with respect to fabricated steel Grid products is approximately 50% and with respect to non-Grid products, less than 1%. Except as described herein and to the best of the Company's knowledge, there are no other entities which are dominant competitors in the rolled paper manufacturing or fabricated steel Grid products businesses. With respect to end-users with which the Company competes, such entities are larger and have greater financial resources than the Company.

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

Backlog
-------

    As of September 30, 1998, Setterstix had a backlog of approximately $889,000, as compared to $744,000 as of September 30, 1997. Such backlog is expected to be filled within 30 days. With respect to Jackburn, as of September 30, 1998, Jackburn had a backlog of approximately $4,471,000, as compared to $3,518,000, as of September 30, 1997, which backlog is expected to be filled within 90 - 180 days. The Company believes such backlogs to be firm, although no assurance can be given that a particular customer may not cancel a purchase order. In the event of any such cancellation the customer may be assessed a penalty by the Company for such cancellation. The Company incurred no cancellations for which penalties were assessed by the Company during the fiscal year ended September 30, 1998.

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

     (d)  Financial Information about Foreign and Domestic Operations and Export
          ----------------------------------------------------------------------
          Sales
          -----

    For the fiscal year ended September 30, 1998, Setterstix generated domestic sales of approximately $11,195,000 (or approximately 88% of total sales) and foreign sales of approximately $1,493,000 (or approximately 12%). For the fiscal year ended September 30, 1997, Setterstix generated domestic sales of approximately $11,575,000 (or approximately 92% of total sales) and foreign sales of approximately $1,061,000 (or approximately 8%). For the fiscal year ended September 30, 1996, Setterstix generated domestic sales of approximately $11,074,000 (or approximately 91% of total sales) and foreign sales of approximately $1,142,000 (or approximately 9%). With respect to Jackburn, substantially all of Jackburn's sales were domestic in origin during the last three fiscal years.


ITEM 2. PROPERTIES
        ----------

    The Company owns, with respect to its Jackburn operations, an approximate 50,000 square foot manufacturing plant in Girard, Pennsylvania; an approximate 20,000 square foot tool and die stamping plant in Girard, Pennsylvania; and an approximate 15,000 square foot warehouse facility in Girard, Pennsylvania. With respect to the Setterstix operations, the Company owns an approximate 59,000 square foot manufacturing plant in Cattaraugus, New York.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

    The Company is currently not a party to any litigation nor is any litigation currently threatened which may adversely affect the Company's business or operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

    No matter was submitted to the Company's stockholders for a vote during the quarter ended September 30, 1998.

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

Fiscal 1998                            High Bid  Low Bid
-----------                            --------  -------
October 1, 1997 - December 31, 1997       $3.13    $2.63
January 1, 1998 - March 31, 1998           3.56     2.75
April 1, 1998 - June 30, 1998              3.81     3.25
July 1, 1998 - September 30, 1998          3.34     2.00

Fiscal 1997
-----------

October 1, 1996 - December 31, 1996       $2.81    $2.37
January 1, 1997 - March 31, 1997           3.00     2.44
April 1, 1997 - June 30, 1997              2.69     2.25
July 1, 1997 - September 30, 1997          3.12     2.50

     (b) As of October 31, 1998, there were 960 record holders of the Company's Common Stock. To the best of the Company's knowledge, there were an additional approximately 1,000 beneficial holders of the Company's Common Stock.

     (c) The Company has not paid any cash dividends to the holders of its Common Stock and presently intends to retain earnings for future business operations.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

The following information represents certain selected consolidated financial data of the Company and its subsidiaries as of and for the years ended September 30, 1998, 1997, 1996, 1995 and 1994:

                                                                   Year Ended September 30,
                                        1998               1997               1996               1995               1994
                                    -----------        -----------        -----------        -----------        -----------
Results of Operations
---------------------

Net Sales                           $19,701,292        $18,643,217        $18,626,989        $18,469,444        $17,084,632

Income before Cumula-
  tive Effect of Change in
  Accounting Principle              $ 1,712,090        $ 2,391,632        $ 2,052,836        $ 1,815,480        $ 1,373,244

Cumulative Effect of
  Change in Accounting
  Principle                         $        --        $        --        $        --        $        --        $   226,800

Net Income                          $ 1,786,090        $ 2,391,632        $ 2,052,836        $ 1,815,480        $ 1,600,044

Net Income
  per Common Share
  from Operations,
  after Preferred Stock
  Dividends  and before
  Cumulative  Effect
  of Change in
  Accounting Principle              $       .44        $       .55        $       .45        $       .36        $       .24

Cumulative Effect of
  Change in Accounting
  Principle                         $        --        $        --        $        --        $        --        $       .05

Net Income per Common
   Share
   - Basic and Diluted              $       .44        $       .55        $       .45        $       .36        $       .29

Balance at Year End:
--------------------

Total Assets at end of              $12,388,480        $13,095,407        $11,034,141        $11,038,027        $11,766,217
  Period

Long-term Debt                      $        --        $ 1,400,000        $ 1,034,012        $ 2,058,147        $ 3,524,391

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

Liquidity and Capital Resources:
--------------------------------

     The Company had working capital of $3,157,049 as of September 30, 1998, as compared to working capital of $3,513,514 as of September 30, 1997. The decrease in the Company's working capital was due primarily to the pre-payment of $1,400,000 of long-term debt and the redemption of $1,000,000 of Preferred Stock, as described below, partially offset by the Company's profits. The Company also had cash on hand as of September 30, 1998 of $1,200,005, as compared to $1,659,062 as of September 30, 1997.

     On March 27, 1997, the Company entered into a Credit Agreement (the "Agreement") with Fleet Bank, N.A. ("Fleet"). The Agreement provided for a $2,000,000 term loan ("Term Loan") to the Company and for a $2,000,000 revolving line of credit ("Line of Credit") to the Company. At September 30, 1998, the Term Loan had been repaid in full.

     The Line of Credit is for a period of two years, and upon the expiration thereof, unless such Line of Credit is extended, the outstanding principal amount then outstanding, if any, is due and payable. Interest on the Line of Credit is payable monthly in arrears and accrues, at the Company's option, at Fleet's prime rate, as announced from time to time, or the London Interbank Offered Rate ("LIBOR") plus 2%. The Line of Credit is secured by all of the Company's assets, pursuant to the terms of certain security agreements, dated as of March 27, 1997. To the extent the Line of Credit is not utilized by the Company, the Company is obligated to pay an annual commitment fee of .1875% for the average unused portion of the Line of Credit. As of September 30, 1998, the Company had no outstanding borrowings under the Line of Credit.

     The Company is required under the Agreement to adhere to certain affirmative and negative covenants, and borrowings under the Line of Credit are limited to 80% of eligible accounts receivables and 50% of the inventory of the Company, as set forth in the Agreement.

     The Company intends to fund its operations in the near term from cash on hand and from cash flow generated from operations, and from the existing, unused Line of Credit, as described above (which unused Line of Credit equaled $2,000,000 at September 30, 1998). Except as described herein, the Company is unaware of any other material commitments which may adversely affect its liquidity in the near term.

Year 2000 Issue
---------------

     In 1998, the Company established an oversight committee, to review all of the Company's computer systems and programs, as well as the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the Year 2000. The Company has a formal Year 2000 program focusing on three key readiness areas: 1) internal hardware/software and non-information technology systems; 2) supplier readiness; and 3) customer readiness. For each readiness area, the Company has identified steps to perform and developed timetables for Year 2000 compliance. The Company has conducted an assessment of internal applications and hardware. Some software applications have been made Year 2000 compliant, and resources have been assigned to address other applications based on their criticality and the time required to make them Year 2000 compliant. All software remediation is scheduled to be completed no later than the beginning of calendar year 1999. The Company has identified and contacted key suppliers. To date, the Company has received responses from its key suppliers, which indicate that the suppliers are in the process of developing remediation plans. Based on the supplier's progress to adequately address the Year 2000 issue, the Company will develop a supplier action list and contingency plan. The Company has identified and been in contact with key customers. The customers have responded that they are or will be Year 2000 compliant.

     The Company has expensed approximately $10,000 for Year 2000 costs in fiscal 1998 and estimates future expenditures for Year 2000 compliance to be approximately $12,000. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section. Since the programs described in this section are ongoing, all potential Year 2000 complications have not yet been identified. Therefore, the potential impact of these complications on the Company's financial condition and results of operation cannot be determined at this time. If computer systems used by the Company, its suppliers or customers fail or experience significant difficulties related to the Year 2000, the Company's results of operations and financial condition could be affected.

Results of Operations:
----------------------

Fiscal Year Ended September 30, 1998, as compared to Fiscal Year Ended September
--------------------------------------------------------------------------------
30, 1997
--------

     The Company, on a consolidated basis, generated net sales of $19,701,292 for the fiscal year ended September 30, 1998, as compared to net sales of $18,643,217 for the prior fiscal year.

     The increase in sales of $1,058,075 is the result of increased sales of $51,531 (less than 1%) generated by Setterstix and an increase in sales at Jackburn of $1,006,544 (or approximately 17%). The increase in sales by Setterstix was due to improved product demand as a result of increased international marketing efforts (accounting for 2% of such increase) and offset almost entirely by selling price decreases. The increase in sales generated by Jackburn was due to increased demand for Grid products (up 16%) and wire products (up 21%). Certain new product developments improved Grid sales demand. Wire sales improved due to an expanded sales effort, with dedicated sales personnel for this business sector.

     The Company's cost of goods sold increased $467,179 (or approximately 4%). The increase was the result of a combination of a decrease in cost of sales at Setterstix of $2,238 (less than 1%) and an increase in cost of sales at Jackburn of $469,417 (or approximately 10%) related to the increase in sales and improved gross margins. The Company's gross profit margin for the period ending September 30, 1998 was approximately 35% versus 34% for the prior year end. The increase in the gross profit percentage was attributable to higher performance efficiencies and better product mix at the Company's Jackburn subsidiary.

     Selling, general and administrative expenses increased $356,924 (or approximately 11%) over the prior fiscal year. Such increase was the result, in part, of higher incentive compensation related to incentives which are based upon higher earnings performance, the recovery of a trade account receivable for $110,000 in the prior year which reduced the prior year's SG&A expenses, and higher sales commissions at Jackburn. In addition, interest expense increased $23,714 (or approximately 18%), as a result, in part, to borrowings needed to extinguish the Company's Preferred Stock.

     Federal income tax expense increased by $769,000 from the prior fiscal year. This increase was the result of higher taxes due to the extinguishment of the Company's net operating loss carryforwards during the prior fiscal year. State income tax expense increased $9,000 from the prior fiscal year. This increase was due to higher taxable income at each subsidiary, partially offset by investment tax credits from New York State.

     The Company generated net income of $1,786,090 for the fiscal year ended September 30, 1998, as compared to net income of $2,391,632 for the prior fiscal year. The decrease in net income of $605,542 (or approximately 25%) was attributable to increased operating income at Jackburn, as offset by increased corporate expenses and higher Federal and State income tax expenses.

     In addition, for the fiscal year ended September 30, 1998, the Company relied on two major customers with respect to Setterstix and three with respect to Jackburn (over 10% of each subsidiary's sales). See "Business - Customers" for further discussion of major customer information.

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

     In addition, for the fiscal year ended September 30, 1997, the Company relied on two major customers with respect to Setterstix and three with respect to Jackburn (over 10% of each subsidiary's sales). See "Business - Customers" for further discussion of major customer information.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     Not applicable.


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

     None.

                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

      (a)(b) Identification of Directors and Executive Officers
             --------------------------------------------------

                                                                                              Year First
Name                          Age          Position with Company                          Became a Director
----                          ---          ---------------------                          -----------------
Paul K. Kelly                  58       Chairman of the Board of Directors                      1985
                                        and Co-Chief Executive Officer

Frederick A. Rossetti          41       President, Co-Chief Executive                           1990
                                        Officer, Treasurer and Director

Jeffrey B. Gaynor              41       Secretary, Executive Vice President                     1991
                                        and Director

Salvatore V. Porio             61       Director                                                1998

Floyd J. Gelini                51       Director                                                1998

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

     Frederick A. Rossetti. Mr. Rossetti has served as the President, Treasurer,
     ---------------------
and as a Director of the Company since January 1990, and became Co-Chief Executive Officer on June 1, 1993. Since April 1990, he has also served as President and Chief Executive Officer of Setterstix, since September 1990, as President of Jackburn Corporation, and since October 1, 1996, as President of Jackburn Mfg., Inc. Since September, 1997, Mr. Rossetti has been Vice President, Treasurer and a Director of Stuart Management Co., a company engaged in providing management consulting services. Since October 1, 1991, Mr. Rossetti has been Executive Vice President, Chief Financial Officer, and Secretary of PH II, Inc., a diversified financial company and an affiliate of the Company. Since February 1, 1992, Mr. Rossetti has served as Secretary and Treasurer, and since mid 1993, as Managing Director of Knox & Co., a company engaged in investment banking and consulting activities. Previously, Mr. Rossetti was a certified public accountant with PricewaterhouseCoopers LLP. He graduated from the Boston College School of Management where he received a Bachelor of Science degree in Accounting. Mr. Rossetti has served as a director of various public and private corporations.

     Jeffrey B. Gaynor. Mr. Gaynor has been a Director of the Company since June
     -----------------
13, 1991, and has served as Secretary of the Company since October 20, 1991. On June 1, 1993, Mr. Gaynor was elected Executive Vice President of the Company. Since September, 1997, Mr. Gaynor has been Vice President, Secretary and a Director of Stuart Management Co., a company engaged in providing management consulting services. Since mid 1993, Mr. Gaynor has served as Managing Director of Knox & Co., a company engaged in investment banking and consulting activities. Previously, Mr. Gaynor was a certified public accountant with PricewaterhouseCoopers LLP. Mr. Gaynor graduated from the Boston University School of Management where he received a Bachelor of Science Degree in Accounting. Mr. Gaynor has served as a director of various public and private corporations.

     Salvatore V. Porio. Mr. Porio has been a Director of the Company since
     ------------------
January 2, 1998, and is a member of the Audit Committee and Special Committee of the Board. From 1963 until the present, Mr. Porio has served as the President of Burlington House Fabrics, which includes three of the five divisions which comprise the Burlington House Group of Burlington Industries. Mr. Porio received a Bachelor of Arts degree from St. John's University in 1960.

     Floyd J. Gelini. Mr. Gelini has been a Director of the Company since
     ---------------
January 2, 1998, and is a member of the Audit Committee and Special Committee of the Board. Mr. Gelini has served as President of Blair America Sales Group since September, 1993. Prior thereto, and commencing in 1973, Mr. Gelini held various positions with Blair Television, including Senior Vice President and Director of such Company's regional sales, based in New York. Mr. Gelini graduated from the University of Miami with a Bachelor of Arts degree in Mass Communications. He is a Member of the Television Bureau of Advertising's Target and Trade Practices Committees.

          (2)  Directorships
               -------------

     Except as set forth in Item 10(e)(1) above, no Director of the Registrant held any other directorships in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") or Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

          None.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

Summary Compensation Table
--------------------------

     The following table summarizes the aggregate compensation paid by the Company to the Chief Executive Officer of the Company and other Executive Officers who received compensation in excess of $100,000:

                                  Annual Compensation                                   Long-Term Compensation
                                  -------------------                                   ----------------------

                                                                           Awards                    Payouts
                                                                           ------                    -------

        (a)               (b)    (c)      (d)      (e)         (f)          (g)           (h)          (i)
                                                 Other                   Securities    Long-term
                                                 Annual     Restricted   Under-        Incentive
     Name &                                      Com-       Stock        lying         Plan         All Other
     Principal                  Salary   Bonus   pensa-     Award(s)     Options/      Payouts      Compensa-tion
     Position            Year   ($)      ($)     tion ($)   ($)          SAR's(#)      ($)          ($)
     --------            ----   ------   -----   --------   ----------   -----------   ---------    --------------
Paul K. Kelly            1998    (1)
Co-Chief Executive       1997    (1)
Officer                  1996    (1)

Frederick A.
Rossetti                 1998    (1)
Co-Chief Executive       1997    (1)
Officer                  1996    (1)

(1) Messrs. Kelly and Rossetti's services were provided to the Company through Stuart Management Company ("SMC"), an affiliate of the Company. See "Certain Relationships and Related Transactions." For the fiscal year ended September 30, 1998, the Company paid SMC an aggregate $1,530,000, including $770,000 of incentive compensation, plus expenses, in consideration for the services of Messrs. Kelly and Rossetti and for the services of Jeffrey B. Gaynor, Executive Vice President and Secretary of the Company. For the fiscal year ended September 30, 1997, the Company paid PH II, Inc., an affiliate of the Company, an aggregate $1,385,900, including $660,000 of incentive compensation, plus expenses, in consideration for the services of Messrs. Kelly, Rossetti and Gaynor. For the fiscal year ended September 30, 1996, the Company paid PH II, Inc., an aggregate $1,108,900, including $533,900 of incentive compensation, plus expenses, in consideration for the services of Messrs. Kelly, Rossetti and Gaynor. Further, the Company has accrued $160,262, $252,024 and $89,931 for each of the years ending September 30, 1998, 1997 and 1996, respectively, representing deferred retirement compensation due such executive officers.

Option/SAR Grants in Last Fiscal Year
-------------------------------------

                                     Individual Grants
     ------------------------------------------------------------------------------

          (a)               (b)           (c)            (d)         (e)
                         Number of
                         Securities
                         Underlying   % of Total
                         Options/     Options/SAR's    Exercise
                         SAR's        Granted to       or Base
                         Granted      Employees in     Price
         Name            (#)          Fiscal Year      ($/Sh)    Expiration Date
         ----            -------      -----------      -------   ---------------
Paul K. Kelly               -0-           -0-             -0-

Frederick A. Rossetti       -0-           -0-             -0-

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End
-----------------------------------------------------------------------
Option/SAR Values
-----------------

              Aggregated Option/SAR Exercises in Last Fiscal Year
              ---------------------------------------------------
                         and FY End Option/SAR Values
                         ----------------------------

        (a)                        (b)         (c)          (d)               (e)
                                                         Number of
                                                         Securities       Value of
                                                         Underlying       Unexercised
                                                         Unexercised      In-the-Money
                                                         Options/SAR's    Options/SAR's
                              Shares         Value       at FY-End (#)    at FY-End ($)
                              Acquired on    Realized    Exercisable/     Exercisable/
Name                          Exercise (#)      ($)      Unexercisable    Unexercisable
----                          ------------   --------    -------------    -------------
Paul K. Kelly                      -0-          -0-            -0-              -0-

Frederick A. Rossetti              -0-          -0-            -0-              -0-

Compensation of Directors
-------------------------

     The Company compensates each of its two independent Directors an annual retainer of $10,000 for their services as a Director of the Company. No other Directors receive any compensation for their services as a Director of the Company.

Employment Contracts and Termination of Employment and Change-in-Control
------------------------------------------------------------------------
Arrangements
------------

     For the fiscal year ended September 30, 1998, no Executive Officer of the Company was employed as such pursuant to an employment contract with the Company. See "Certain Relationships and Related Transactions" with respect to an agreement entered into by and between the Company and SMC, pursuant to which the services of Messrs. Kelly, Rossetti, and Gaynor are provided to the Company.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         ----------------------------------------------------------------

   (a)(b) The following table summarizes certain information as of November 15, 1998 with respect to the ownership of each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, by each Director, and by all Officers and Directors as a group:

                               Number of Shares              Percentage
    Name of                     of Common Stock               of Shares
Beneficial Owner              Owned Beneficially             Outstanding
----------------              ------------------            -------------
Paul K. Kelly                      1,811,350 (1)                  50 %
33 Riverside Ave.
Westport, CT 06880

Frederick A. Rossetti                      1 (2)                   - %

Jeffrey B. Gaynor                          1                       - %

Floyd J. Gelini                            0                       - %

Salvatore V. Porio                         0                       - %

All Directors and Officers
as a Group (5 persons)             1,811,352 (1)                  50 %

PH II Holdings, Inc.
33 Riverside Ave.
Westport, CT 06880                 1,811,350                    45.5 %

     (1) Includes 1,811,350 shares of Common Stock owned of record by PH II Holdings, Inc., a wholly-owned subsidiary of PH II, Inc., both entities of which Mr. Kelly is affiliated. Excludes 180,000 shares of Common Stock owned of record by the Kelly Family Foundation, a Virginia non-stock, nonprofit corporation founded by Mr. Kelly, and with respect to which Mr. Kelly disclaims beneficial ownership.

     (2) Mr. Rossetti is an Officer of PH II, Inc. and PH II Holdings, Inc.. Excludes shares of Common Stock beneficially owned by PH II Holdings, Inc., as described in Note (1) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          On October 1, 1997, a one-year agreement was entered into between the Company and SMC, pursuant to which the services of Mr. Frederick A. Rossetti, Mr. Paul K. Kelly and Mr. Jeffrey B. Gaynor are provided to the Company, together with telephone usage, office space and all other standard office related services. Frederick A. Rossetti has been provided to act on behalf of the Company as its Co-Chief Executive Officer, President and Treasurer, Mr. Kelly as Co-Chief Executive Officer and Chairman of the Board, and Mr. Gaynor as Secretary and Executive Vice President. SMC did not have the right under the agreement to elect or appoint the Officers of the Company, which right was solely the responsibility of the Company's Board of Directors. In consideration for such services, SMC was paid a base annual fee of $760,000 plus incentive compensation of $770,000, plus expenses. On October 1, 1998, a similar agreement was entered into between the Company and SMC, for a one-year term at an annual fee of $760,000 plus incentive compensation and expenses. See "Executive Compensation."

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

      (c)  Reports on Form 8-K. No reports were filed by the Company on Form 8-K
           -------------------
during the three months ended September 30, 1998.

Exhibits
--------

3.1       Certificate of Incorporation, as amended/(1)/

3.2       Amendment to Certificate of Incorporation/(2)/

3.3       By-laws/(1)/

10.2 Credit Agreement, dated March 27, 1997, by and between the Registrant and Fleet Bank/(3)/

10.3      1997 Stock Option Plan, dated July 21, 1997/(4)/

10.4 Management Services Agreement, dated October 1, 1997 by and between the Registrant and Stuart Management Co./(5)/

10.5 Management Services Agreement, dated October 1, 1998 by and between the Registrant and Stuart Management Co.

21.1      Subsidiaries of Registrant



See footnote references on next page.

/(1)/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988.

/(2)/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

/(3)/ Incorporated by reference to the Registrant's Report on Form 8-K dated April 2, 1997.

/(4)/ Incorporated by reference to the Registrant's Schedule 14C Information Statement dated July 25, 1997.

/(5)/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
   THT INC.


We have audited the accompanying consolidated balance sheets of THT Inc. and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of THT Inc. and Subsidiaries as of September 30, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.



/S/ GRANT THORNTON LLP


GRANT THORNTON LLP


New York, New York
November 18, 1998

                           THT Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                 September 30,

                      ASSETS                                    1998          1997
                                                                ----          ----
CURRENT ASSETS
 Cash and cash equivalents                                  $ 1,200,005    $ 1,659,062
 Trade accounts receivable, net of reserve of
  $12,000 in 1998 and $25,000 in 1997                         1,550,755      1,408,616
 Inventories                                                  1,925,205      2,162,236
 Deferred income taxes                                          415,000        316,000
 Prepaid expenses and other current assets                      165,561        143,355
                                                            -----------    -----------

Total current assets                                          5,256,526      5,689,269



PROPERTY, PLANT AND EQUIPMENT, NET                            3,460,670      3,568,707



INTANGIBLE ASSETS, NET                                        3,293,718      3,400,069



OTHER ASSETS                                                    476,566        437,362
                                                            -----------    -----------

                                                            $12,487,480    $13,095,407
                                                            ===========    ===========


The accompanying notes are an integral part of these statements.

                           THT Inc. and Subsidiaries

                                 September 30,

               LIABILITIES AND STOCKHOLDERS' EQUITY                       1998          1997
                                                                          ----          ----
CURRENT LIABILITIES
  Accounts payable                                                    $   665,583    $   980,018
  Accrued liabilities                                                     584,189        565,954
  Accrued incentive compensation                                          620,000        160,000
  Current portion of long-term debt                                                      400,000
  Income taxes payable                                                    229,705         69,783
                                                                      -----------    -----------
Total current liabilities                                               2,099,477      2,175,755


LONG-TERM DEBT                                                                         1,400,000
DEFERRED INCOME TAXES                                                     233,000        276,000
OTHER LONG-TERM LIABILITIES                                               806,025        645,764

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Cumulative nonvoting preferred stock,
$.01 par value; 5,000 shares authorized;  0 and
     1,000 shares issued and outstanding at
     September 30, 1998 and 1997, respectively                                         1,000,000
Common stock, $.01 par value; 25,000,000 shares
     authorized; 3,982,605 shares issued and outstanding
     at September 30, 1998 and 1997                                        39,826         39,826
Additional paid-in capital                                             13,055,280      3,055,280
Accumulated deficit                                                    (3,746,128)    (5,497,218)
                                                                      -----------    -----------
                                                                        9,348,978      8,597,888
                                                                      -----------    -----------

                                                                      $12,487,480    $13,095,407
                                                                      ===========    ===========


The accompanying notes are an integral part of these statements.

                           THT Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS

                           Year ended September 30,

                                                               1998                1997                 1996
                                                               ----                ----                 ----
Net sales                                                   $19,701,292          $18,643,217        $18,626,989
                                                            -----------          -----------        -----------
Costs and expenses
     Cost of sales                                           12,817,342           12,350,163         12,714,095
     Selling, general and administrative expenses             3,755,676            3,398,752          3,375,539
                                                            -----------          -----------        -----------
                                                             16,573,018           15,748,915         16,089,634
                                                            -----------          -----------        -----------

Income from operations                                        3,128,274            2,894,302          2,537,355
                                                            -----------          -----------        -----------

Other income (expense)
     Interest expense                                          (153,753)            (130,039)          (285,592)
     Interest income                                             62,257               49,860             30,161
     Other                                                     (131,688)             (81,491)          (114,088)
                                                            -----------          -----------        -----------
                                                               (223,184)            (161,670)          (369,519)
                                                            -----------          -----------        -----------

Income before provision for income taxes                      2,905,090            2,732,632          2,167,836
                                                            -----------          -----------        -----------
Income taxes
     Federal                                                    925,000              156,000            (22,000)
     State                                                      194,000              185,000            137,000
                                                            -----------          -----------        -----------
                                                              1,119,000              341,000            115,000
                                                            -----------          -----------        -----------

NET INCOME                                                    1,786,090            2,391,632          2,052,836

Less dividends paid on preferred shares                         (35,000)            (210,000)          (280,000)
                                                            -----------          -----------        -----------

Income available to common shares                           $ 1,751,090          $ 2,181,632        $ 1,772,836
                                                            ===========          ===========        ===========


Net income per common share, after preferred
     stock dividend - basic and diluted                     $      0.44          $      0.55        $      0.45
                                                            ===========          ===========        ===========

Weighted average number of shares outstanding -
     basic and diluted                                        3,982,605            3,982,605          3,982,605
                                                            ===========          ===========        ===========

The accompanying notes are an integral part of these statements.

                           THT Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years ended September 30, 1998, 1997 and 1996

                                                                                                     Additional
                                                     Preferred Stock              Common Stock        Paid-in      Accumulated
                                                  Shares         Amount       Shares       Amount     Capital        Deficit
                                                  ------         ------       ------       ------     -------        -------
Balances at October 1, 1995                       2,000        2,000,000     3,982,605     39,826    13,055,280     (9,451,686)

Dividend on preferred stock                                                                                           (280,000)
Net income                                                                                                           2,052,836
                                                  ------       ---------     ---------    -------   -----------    -----------

Balances at September 30, 1996                    2,000        2,000,000     3,982,605     39,826    13,055,280     (7,678,850)

Preferred stock redemption                       (1,000)      (1,000,000)
Dividend on preferred stock                                                                                           (210,000)
Net income                                                                                                           2,391,632
                                                  ------       ---------     ---------    -------   -----------    -----------

Balances at September 30, 1997                    1,000        1,000,000     3,982,605     39,826    13,055,280     (5,497,218)
                                                  ------       ---------     ---------    -------   -----------    -----------

Preferred stock redemption                       (1,000)      (1,000,000)
Dividend on preferred stock                                                                                            (35,000)
Net income                                                                                                           1,786,090
                                                  ------       ---------     ---------    -------   -----------    -----------

Balances at September 30, 1998                      ---        $    ---      3,982,605    $39,826   $13,055,280    ($3,746,128)
                                                  ======       =========     =========    =======   ===========    ===========

The accompanying notes are an integral part of this statement.

                           THT Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Year ended September 30,


                                                                 1998                1997             1996
                                                                 ----                ----             ----
Cash flows from operating activities
     Net income                                                $1,786,090        $ 2,391,632       $2,052,836
     Adjustments to reconcile net income to net
         cash provided by operating activities
         Depreciation and amortization                            588,429            585,142          538,196
         Deferred compensation                                    160,262            252,024           89,931
         Deferred taxes                                          (142,000)           (42,000)         (86,000)
     Changes in assets and liabilities
         Trade accounts receivable, net                          (142,139)          (172,362)         519,473
         Inventories                                              237,031           (264,535)         111,645
         Prepaid expenses and other current assets                (22,206)           (86,069)          21,599
         Other assets                                             (39,204)          (100,995)         (28,295)
         Accounts payable                                        (314,435)           136,576          251,495
         Accrued liabilities and incentive
          compensation                                            478,235           (282,937)         322,749
         Income taxes receivable/payable                          159,922             51,802            3,931
                                                               ----------        -----------       ----------

Net cash provided by operating activities                       2,749,985          2,468,278        3,797,560
                                                               ----------        -----------       ----------

Cash flows from investing activities
    Purchase of property and equipment                           (381,330)          (991,270)        (714,961)
    Disposal of property and equipment                              7,288             16,562           56,574
    Due to former shareholders                                                      (304,821)         (30,003)
                                                               ----------        -----------       ----------

Net cash used in investing activities                            (374,042)        (1,279,529)        (688,390)
                                                               ----------        -----------       ----------

Continued on Next Page

                           THT Inc. and Subsidiaries

                           Year ended September 30,

                                                                  1998             1997            1996
                                                                  ----             ----            ----
   Cash flows from financing activities
        Repayment of notes payable to related party                           $  (430,012)    $(2,332,500)
        Repayment of long-term debt                           (1,800,000)        (200,000)        (41,169)
        Repayment of note to former shareholders                                 (604,000)
        Long-term debt - proceeds                                               2,000,000
        Cash dividends paid                                      (35,000)        (210,000)       (280,000)
        Preferred stock redemption                            (1,000,000)      (1,000,000)
                                                             -----------      -----------     -----------

             Net cash used in financing activities            (2,835,000)        (444,012)     (2,653,669)
                                                             -----------      -----------     -----------

             NET (DECREASE) INCREASE IN CASH AND
               CASH EQUIVALENTS                                 (459,057)         744,737         455,501

   Cash and cash equivalents at beginning of year              1,659,062          914,325         458,824
                                                             -----------      -----------     -----------

   Cash and cash equivalents at end of year                  $ 1,200,005      $ 1,659,062     $   914,325
                                                             ===========      ===========     ===========

   Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                    $   148,311      $   134,159     $   285,591
                                                             ===========      ===========     ===========

   Cash paid during the year for taxes                       $ 1,101,077      $   329,986     $   197,285
                                                             ===========      ===========     ===========

The accompanying notes are an integral part of these statements.

                           THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998, 1997 and 1996


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

     Revenue Recognition

     Sales and related cost of sales are included in income when goods are shipped to the customer and title passes.

     Inventories

     Inventories of Setterstix are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Inventories of Jackburn are valued at the lower of cost or market on a last-in, first-out (LIFO) basis for generally all raw materials, including the raw material content of work in process and finished goods. Approximately 70% of Jackburn's inventories are valued on a LIFO basis. Labor and manufacturing overhead in work in process and finished goods, along with certain raw materials not valued using the LIFO method, are valued at cost on a first-in, first-out (FIFO) basis.

                           THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998, 1997 and 1996


NOTE 2 (CONTINUED)

     Had the FIFO method of inventory valuation been used, inventories at September 30, 1998 and 1997 would have been higher by approximately $48,000 and $41,000, respectively.

     Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Accelerated methods of depreciation are used for tax purposes. Repairs and maintenance are charged to expense as incurred.

     The following are the estimated lives of the Company's fixed assets:


          Buildings and improvements              5 to 30 years
          Machinery and equipment                 3 to 14 years
          Furniture, fixtures and autos           3 to 10 years

     Intangibles

     Goodwill represents the excess purchase price paid by the Company over the estimated fair value of net assets acquired and is being amortized on a straight-line basis over forty years. The amortization of such excess was approximately $103,000, $109,000 and $99,000 and for the periods ended September 30, 1998, 1997 and 1996, respectively. Accumulated amortization totaled approximately $742,000 and $639,000 for the periods ended September 30, 1998 and 1997, respectively.

     The Company evaluates the carrying value of its long-lived assets to evaluate whether changes have occurred that would suggest that the carrying amount of such assets may not be recoverable, based on the estimated future undiscounted cash flows of the business to which the assets relate. Any impairment loss would be equal to the amount by which the carrying value of the assets exceed its fair value. The Company has not identified any such impairment loss.

     Rent

     For the years ended September 30, 1998, 1997 and 1996, rent expense charged to operations was approximately $37,000 per year.

                           THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998, 1997 and 1996


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

     In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share." SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS No. 128 computation.

     Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company treats certificates of deposit, with an original maturity of three months or less at date of purchase, as cash equivalents. The market value of the cash equivalents approximates cost.

     The following noncash transaction was for the year ended September 30, 1996:

        The Company recorded an increase in intangible assets of approximately $9,000 for the period ended September 30, 1996, as a result of amounts due to the former Jackburn Mfg. shareholders, as additional purchase price.

                           THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998, 1997 and 1996


NOTE 2 (CONTINUED)

     Accounting Pronouncements Not Yet Adopted

     The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), requiring that all public businesses report financial and descriptive information about their reportable operating segments. This Statement is applicable to reporting periods beginning after December 15, 1997. The impact of adopting SFAS No. 131 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements.

     In February, 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits," which is effective for the Company's fiscal year ending September 30, 1999. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful.


NOTE 3 - PLAN OF MERGER

     On October 1, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with PH II Acquisition Sub, Inc. ("Merger Sub"), a wholly owned subsidiary of PH II, Inc., an affiliate of the Company ("PH II"). Pursuant to the terms of the Merger Agreement, the Merger Sub will be merged (the "Merger") with and into the Company, and each share of outstanding Common Stock of the Company, except for shares owned by PH II, the Company, or shares owned by stockholders of the Company who perfect their appraisal rights in accordance with Delaware law, will be acquired by Merger Sub for $3.75 in cash. The Merger is subject to numerous conditions, including stockholder approval of the Merger. The total consideration to be paid by Merger Sub for 2,171,255 Common Shares of the Company is $8,142,206.

                           THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998, 1997 and 1996


NOTE 4 - INVENTORIES

     Inventories consist of the following:

                                                      1998              1997
                                                      ----              ----
          Raw materials                            $  924,851        $1,104,849
          Work in process                             313,427           355,413
          Finished goods                              680,594           678,236
          Packaging and supplies                       54,018            64,725
                                                   ----------        ----------

                                                    1,972,890         2,203,223
          LIFO valuation adjustment                   (47,685)          (40,987)
                                                   ----------        ----------

                                                   $1,925,205        $2,162,236
                                                   ==========        ==========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                     1998                1996
                                                     ----                ----
          Land                                    $  114,522         $  114,522
          Buildings and improvements               2,595,816          2,352,067
          Machinery and equipment                  3,911,881          3,800,873
          Furniture, fixtures and autos              112,775             87,353
                                                  ----------         ----------
                                                   6,734,994          6,354,815
          Less accumulated depreciation            3,274,324          2,786,108
                                                  ----------         ----------
                                                  $3,460,670         $3,568,707
                                                  ==========         ==========

                           THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHORT-TERM DEBT

     Line of Credit

     The Company has an agreement with a bank under which it has available a line of credit for short-term borrowings up to an aggregate amount of $2,000,000. The amount which can be drawn down on the line of credit is based upon eligible receivables and inventories and expires on March 27, 1999. Advances under the line of credit are in the form of loans payable on demand and bear interest at the Company's option, at the bank's prime rate or the London Interbank Offer Rate ("LIBOR") plus 2%, payable monthly in arrears. A commitment fee of .1875% per annum on the average daily amount of unused credit line is payable in arrears on a calendar quarter basis. Amounts outstanding under this agreement are collateralized by the Company's accounts receivable and inventories. At September 30, 1998, there was no outstanding balance.

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

NOTE 7 - LONG-TERM DEBT

     On March 22, 1997, the Company entered into a collateralized note payable to a bank of $2,000,000 due on March 31, 2002. The note was payable in 20 equal quarterly installments of $100,000 plus interest at the Company's option at LIBOR plus 2% or the bank's prime rate, payable monthly. At September 30, 1997, $1,800,000 ($400,000 due within one year) was outstanding on such note at an interest rate of 7.9375%. The note was collateralized by inventory, accounts receivable and fixed assets. At September 30, 1998, the note had been paid in full.

NOTE 8 - OTHER LONG-TERM LIABILITIES

     Included in other long-term liabilities at September 30, 1998 and 1997 is $768,000 and $608,000, respectively, of deferred compensation, representing the accrual of compensation expense for executive officers that is payable beginning upon retirement.

                           THT Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINACIAL STATEMENTS

NOTE 9 - COMMON STOCKHOLDERS' EQUITY

     Due to certain financing transactions in the past, PH II Holdings was given three separate registration rights for its restricted common stock. In January 1994, one such right was exercised.

     At September 30, 1998 and 1997, 440,000 shares of the Company's common stock were reserved for stock option and/or bonus plans (see Note 13).

NOTE 10 - CUMULATIVE PREFERRED STOCK

     In August 1986, the Company's stockholders authorized 5,000 shares of $.01 par value preferred stock. The preferred stock is nonvoting and has a liquidation preference, at its investment cost, over all shares of the Company's common stock.

     On both December 31, 1997 and March 31, 1997, the Company redeemed 1000 shares of $.01 par value preferred stock for the face amount of $1,000,000, respectively. As a result, at September 30, 1998, no preferred stock remained outstanding.

     The Company declared and paid annual dividends of $35,000, $210,000 and $280,000 due on the preferred stock for 1998, 1997 and 1996, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

     Stuart Management Co.

     Effective October 1, 1997 and 1998, the Company entered into one-year agreements with Stuart Management Co., an affiliate of the Company, ("SMC") whereby SMC provides certain management services to the Company. Under such Agreements, officers and directors have been provided to act on behalf of the Company. The annual base fee for the services is $760,000 for the periods ending September 30, 1999 and 1998. In addition, for the year ended September 30, 1998, $770,000 of incentive compensation was earned based upon the Company's 1998 financial performance, of which $620,000 was unpaid and accrued at September 30, 1998.

     PH II Inc.

     Effective October 1, 1995 and 1996, one-year agreements ("the Agreements") were entered into between the Company and PH II, whereby PH II provides certain management services. For such services, the Company incurred base fees of approximately $725,000 and $575,000 for the periods ending September 30, 1997 and 1996, respectively. The incentive compensation earned was approximately $660,000 and $534,000 for the same respective periods, of which $160,000 and $533,900 was unpaid and accrued at September 30, 1997 and 1996, respectively.

                           THT Inc. ans Subsidiaries

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998, 1997 and 1996


NOTE 12 - EMPLOYEE BENEFIT PLANS

     Setterstix and Jackburn have single employer defined benefit pension plans which cover substantially all employees. The Company's funding policy is to contribute amounts at least sufficient to meet minimum funding requirements. Net pension cost for the years ended September 30, 1998, 1997 and 1996 included the following:

                                                               1998          1997         1996
                                                               ----          ----         ----
         Service cost - benefits earned during
         the period                                            $ 60,260      $54,794      $88,198
         Interest cost on projected benefit
         obligations                                             64,418       59,948       87,197
         Return on plan assets                                  (10,666)     (75,176)      (9,418)
                                                               --------     --------     --------

                                                                114,012       39,566      165,977
         Net amortization and                                   (41,860)      34,025      (59,203)
                                                               --------     --------     --------

         Net pension cost                                      $ 72,152     $ 73,591     $106,774
                                                               ========     ========     ========

     Actuarial assumptions used for 1998 and 1997 were as follows:

                                                  SEPTEMBER 30, 1998               September 30, 1997
                                                  ------------------               ------------------
                                              SETTERSTIX        JACKBURN       Setterstix       Jackburn
         Discount rate                            8.0%             8.0%            8.0%            8.0%
         Expected long-term rate of return
         on  assets                               8.0              8.0             8.0             8.0
         Rate of increase in compensation         N/A              4.5             N/A             4.5
         levels

     Plan assets (for both defined benefit plans) primarily consist of listed stocks, corporate and government bonds and demand money market accounts.

                           THT Inc. ans Subsidiaries

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998, 1997 and 1996


NOTE 12 (CONTINUED)

     The Setterstix benefit formula is based upon years of credited service at retirement multiplied by a benefit factor of $10.50 for service from January 1, 1985 through September 30, 1996, plus $3.50 for service prior to January 1, 1985. The Setterstix defined benefit plan was frozen on September 30, 1996 and supplemented by a defined contribution plan for hourly employees. Contributions under the defined contribution plan of $42,000 and $40,000 are included on the consolidated statement of earnings for the periods ended September 30, 1998 and 1997, respectively. Jackburn's benefit formula is based upon 20% of average compensation for the five years prior to retirement plus 20% of amounts in excess of $400 to $650 (based on retirement date).

     The following sets forth the funded status of the plans at September 30, 1998 and 1997:

                                                    SEPTEMBER 30, 1998               September 30, 1997
                                                    ------------------               ------------------
                                                 SETTERSTIX        JACKBURN        Setterstix       Jackburn
     Actuarial present value of accumu-
     lated benefit obligation
          Vested                                 $  197,714        $   460,671     $   197,714      $  324,933
          Nonvested                                   6,022             16,534           6,022           3,743
                                                 ----------        -----------      ----------      ----------
                                                 $  203,736        $   477,205     $   203,736      $  328,676
                                                 ==========        ===========      ==========      ==========


     Fair value of plan assets                   $  245,638            575,390     $   252,831      $  497,318
     Actuarial present value of
     projected
     benefit obligation                            (246,147)          (679,197)       (203,736)       (526,418)
                                                 ----------        -----------     -----------      ----------

     (Deficiency) surplus of plan assets
     over projected benefit obligation                 (509)          (103,807)         49,095         (29,100)

     Unrecognized transition amount                  16,546            (86,514)         18,777         (93,059)
     Unrecognized net loss                           40,069            230,596          43,285         142,792
     Unrecognized prior service cost                  9,135                            (41,873)
                                                 ----------        -----------     -----------      ----------
     Prepaid (accrued) pension cost              $   65,241        $    40,275     $    69,284      $   20,633
                                                 ==========        ===========     ===========      ==========

     Setterstix, a subsidiary of the Company, maintains a defined contribution plan for salaried employees. Contributions of approximately $41,000, $39,000 and $33,000 are included in the 1998, 1997 and 1996 consolidated statement of earnings, respectively.

                           THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998, 1997 and 1996

NOTE 12 (CONTINUED)

   In addition, the Company maintains a deferred retirement compensation plan for a select group of management personnel, officers and directors. The Company has recorded an expense of approximately $160,000, $252,000, and $90,000 for the periods ended September 30, 1998, 1997 and 1996, respectively.

NOTE 13 - STOCK OPTION AND STOCK BONUS PLAN

   In July 1997, by written consent the stockholders approved the Company's 1997 Stock Option Plan pursuant to which the Company is authorized to issue up to an aggregate of 400,000 shares of Common Stock of the Company at the fair market value on the date of grant. No stock options have been granted under this plan.

   In 1986, the stockholders approved the Company's 1986 Stock Bonus Plan, pursuant to which the Company is authorized to issue up to an aggregate of 40,000 shares of the common stock of the Company. In fiscal 1998, 1997 and 1996, no stock was issued under this plan.

NOTE 14 - INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effect of significant items comprising the Company's net deferred tax asset (liability) as of September 30, 1998 and 1997 is as follows:

                                                                             September 30,         September 30,
                                                                                1998                  1997
                                                                                ----                  ----
Deferred tax assets
  Excess of tax basis of inventory over
    book basis                                                               $ 36,000               $  36,000
  Other differences between book and
    tax bases                                                                 379,000                 280,000
                                                                             --------               ---------
                                                                             $415,000               $ 316,000
                                                                             ========               =========

Deferred tax liabilities
  Difference between the book and tax bases
   of property, plant and equipment                                           233,000                 276,000
                                                                             --------               ---------


     Net deferred tax asset                                                  $182,000               $  40,000
                                                                             ========               =========

                           THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998, 1997 and 1996


NOTE 14 (CONTINUED)

   For the years ended September 30, 1998, 1997 and 1996 income tax expense is composed of:

                                                            1998                1997              1996
                                                            ----                ----              ----
   Current taxes                                        $1,261,000          $ 383,000          $ 201,000
   Deferred taxes                                         (142,000)           (42,000)           (86,000)
                                                        ----------          ---------          ---------

                                                        $1,119,000          $ 341,000          $ 115,000
                                                        ==========          =========          =========

   The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                                                                1998             1997             1996
                                                                ----             ----             ----
      Computed "expected" provision for
        Federal income taxes                                    34.0%            34.0%            34.0%
      State taxes, net of Federal income
        tax benefit                                              3.9              4.5              4.1
      Amortization of intangible assets                          1.1               .5              1.4
      Officer's life insurance                                    .2               .4               .9
      Other                                                      (.7)                               .9
          Utilization of net operating loss
                     carryforward                                               (26.9)           (36.0)
                                                              ------            -----            -----
                                                                38.5%            12.5%             5.3%
                                                              ======            =====            =====

NOTE 15 - SIGNIFICANT CUSTOMERS AND SEGMENT INFORMATION

   During 1998, 1997 and 1996, the Company was primarily engaged in two industry segments, the manufacture of fabricated steel products and the manufacture of rolled paper products.

   The rolled paper segment included one customer who accounted for 20.2%, 26.4% and 16.4% of consolidated net sales in 1998, 1997 and 1996, respectively. In addition, in 1998, 1997 and 1996 there was a second customer who accounted for 10.3%, 11.4% and 13.4% of consolidated net sales, respectively.

   The fabricated steel segment included two customers who accounted for 11.9% and 10.9% of consolidated net sales in 1996, respectively.

                           THT Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 1998, 1997 and 1996

NOTE 15 (CONTINUED)

     No other customers accounted for 10% or more of consolidated net sales in each of the three years ended September 30, 1998, 1997 and 1996.

     Financial information for these segments is summarized in the following table. The Company's principal markets are in the continental United States.

     Segment information for the years ended September 30, 1998, 1997 and 1996 is as follows:

                                                                        ELIMINATIONS

                                 FABRICATED            ROLLED               AND

                                    STEEL               PAPER            CORPORATE            CONSOLIDATED

                                   PRODUCTS            PRODUCTS             ITEMS                TOTAL
                                   --------            --------             -----                ------
     1998
     ----
     SALES                          $7,013,046         $12,688,246                             $19,701,292
     OPERATING INCOME                1,132,779           4,055,113        $(2,059,618)           3,128,274
     IDENTIFIABLE ASSETS             4,037,198           6,056,957          2,393,325           12,487,480
     DEPRECIATION                      344,997             114,067                                 459,064
     ADDITIONS TO PROPERTY,
     PLANT AND EQUIPMENT                61,714             319,616                                 381,330

     1997
     ----
     Sales                          $6,006,502         $12,636,715                             $18,643,217
     Operating income                  668,016           4,305,786        $(2,079,500)           2,894,302
     Identifiable assets             3,556,659           6,344,610          3,194,138           13,095,407
     Depreciation                      337,546             137,556                789              475,891
     Additions to property,
     plant and equipment               431,048             560,222                                 991,270

     1996
     ----
     Sales                          $6,411,181         $12,215,808                             $18,626,989
     Operating income                  683,546           3,336,050        $(1,482,241)           2,537,355
     Identifiable assets             3,178,296           5,797,075          2,058,770           11,034,141
     Depreciation                      295,066             144,123                                 439,189
     Additions to property,
     plant and equipment               656,641              52,913              5,407              714,961

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THT INC.

Date: December 2, 1998              By:  /s/ Frederick A. Rossetti
                                         -------------------------------------
                                    Frederick A. Rossetti, President,
                                    Principal Executive Officer,
                                    Principal Financial Officer


                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: December 2, 1998              /s/ Paul K. Kelly
                                    ----------------------------------
                                    Paul K. Kelly, Chairman of the
                                    Board of Directors


Date: December 2, 1998              /s/ Jeffrey B. Gaynor
                                    ----------------------------------
                                    Jeffrey B. Gaynor, Director


Date: December 2, 1998              /s/ Frederick A. Rossetti
                                    ----------------------------------
                                    Frederick A. Rossetti, Director



Date: December 2, 1998              /s/ Floyd J. Gelini
                                    ----------------------------------
                                    Floyd J. Gelini, Director


Date: December 2, 1998              /s/ Salvatore V. Porio
                                    ----------------------------------
                                    Salvatore V. Porio, Director