Form 10-Q
period 1998-12-31
THT INC
filed 1999-02-10
CIK 721602

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1998
                               ----------------------


                                      OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ------------

Commission file number     O-11365
                       -------------------

                                   THT Inc.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                      73-1284563
---------------------------------               -------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

33 Riverside Avenue, Westport, CT                          06880
----------------------------------------        -------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:        (203) 226-6408
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

     As of February 8, 1999, the Registrant had 3,982,605 shares of Common Stock, par value $.01 per share, outstanding.

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                                   THT Inc.
                     Condensed Consolidated Balance Sheet


                                                    December 31, 1998   September 30, 1998
                                                    -----------------   ------------------
                                                       (Unaudited)
Assets:
Current Assets:
  Cash and Cash Equivalents                            $ 1,234,593           $ 1,200,005
  Trade Accounts Receivable (net of reserves
    of $34,228 at December 31, 1998 and $12,000
    at September 30, 1998)                               1,455,322             1,550,755
  Inventories                                            1,823,362             1,925,205
  Deferred Income Taxes                                    415,000               415,000
  Other Current Assets                                     118,284               165,561
                                                       -----------           -----------

       Total Current Assets                              5,046,561             5,256,526

Property, Plant & Equipment, net                         3,433,604             3,460,670
Intangible Assets, net                                   3,239,366             3,293,718
Other Assets                                               489,503               476,566
                                                       -----------           -----------

       Total Assets                                    $12,209,034           $12,487,480
                                                       ===========           ===========




  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
               Condensed Consolidated Balance Sheet (continued)

                                                           December 31, 1998   September 30, 1998
                                                           ------------------  -------------------
                                                              (Unaudited)
Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts Payable & Accrued Liabilities                         $ 1,226,225          $ 1,869,772
  Income Taxes Payable                                               195,804              229,705
                                                                 -----------          -----------

       Total Current Liabilities                                   1,422,029            2,099,477

Long-Term Liabilities:
  Deferred Income Taxes                                              239,000              233,000
  Other Long-Term Liabilities                                        811,178              806,025
                                                                 -----------          -----------

       Total Liabilities                                           2,472,207            3,138,502

Stockholders' Equity:
  Common Stock, $.01 par value; 25,000,000 shares
    authorized, 3,982,605 shares issued and outstanding
    at December 31, 1998 and September 30, 1998                       39,826               39,826
  Additional Paid-In Capital                                      13,055,280           13,055,280
  Accumulated Deficit                                             (3,358,279)          (3,746,128)
                                                                 -----------          -----------

       Total Stockholders' Equity                                  9,736,827            9,348,978
                                                                 -----------          -----------

Total Liabilities & Stockholders' Equity                         $12,209,034          $12,487,480
                                                                 ===========          ===========




  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
                Condensed Consolidated Statement of Operations
                                  (Unaudited)


                                                      Three Months Ended
                                                          December 31,
                                                      1998          1997
                                                   -----------  ------------
Net Sales                                          $ 5,169,760   $ 4,505,528
Costs and Expenses:
  Cost of Sales                                      3,271,894     2,900,608
  Selling, General and Administrative Expenses       1,215,387       935,906
                                                   -----------  ------------
                                                     4,487,281     3,836,514
                                                   -----------  ------------

Income from Operations                                 682,479       669,014
                                                   -----------  ------------

Other income (expense):
  Interest Expense                                                   (38,924)
  Interest Income                                       12,333        17,505
  Other                                                (27,963)      (28,810)
                                                   -----------  ------------

Income Before Income Taxes                             666,849       618,785
                                                   -----------  ------------

Income Taxes:
  Federal                                             (215,000)     (201,000)
  State                                                (64,000)      (57,000)
                                                   -----------  ------------
                                                      (279,000)     (258,000)
                                                   -----------  ------------
Net Income                                             387,849       360,785

Dividend on Preferred Stock                                          (35,000)
                                                   -----------  ------------

Net Income Available to Common Stockholders        $   387,849   $   325,785
                                                   ===========  ============

Accumulated Deficit - Beginning of Period           (3,746,128)   (5,497,218)
                                                   -----------  ------------

Accumulated Deficit - End of Period                $(3,358,279)  $(5,171,433)
                                                   ===========  ============

Net Income per Common Share after
 Preferred Stock Dividend - basic and
  diluted                                          $       .10   $       .08
                                                   ===========  ============

Weighted average number of shares
 outstanding - basic and diluted                     3,982,605     3,982,605
                                                   ===========  ============

  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
                Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                        Three Months Ended
                                                            December 31,
                                                        --------------------
                                                          1998       1997
                                                        ---------  ---------
Cash flows from operating activities:

Net income                                              $ 387,849  $ 360,785
                                                        ---------  ---------
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                           157,646    149,885
  Deferred compensation                                    42,944     40,066
  Changes in assets and liabilities:
    Accounts receivable, net                               95,433    100,538
    Inventories                                           101,843   (388,736)
    Other current assets                                   47,277     17,685
    Other assets                                          (48,001)   (25,745)
    Accounts payable and accrued liabilities             (643,547)  (452,108)
    Other liabilities                                     (37,790)
    Income taxes payable                                   33,901     93,550
                                                        ---------  ---------

  Net cash provided (used) by operating activities        137,555   (104,080)

Cash flows from investing activities:

  Purchase of property and equipment                     (102,967)  (111,143)
                                                        ---------  ---------

  Net cash used in investing activities                  (102,967)  (111,143)



  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
          Condensed Consolidated Statement of Cash Flows (continued)
                                  (Unaudited)

                                                         Three Months Ended
                                                             December 31,
                                                      -------------------------
                                                          1998         1997
                                                      ------------  -----------
Cash flows from financing activities:

    Repayment of debt                                                  (100,000)
    Cash dividends paid                                                 (35,000)
    Note Payable                                                        800,000
    Preferred Stock repurchase                                       (1,000,000)
                                                      ------------  -----------

Net cash used in financing activities                                  (335,000)
                                                      ------------  -----------


Net increase (decrease) in cash
 and cash equivalents                                       34,588     (550,223)

Cash and cash equivalents at beginning
 of period                                               1,200,005    1,659,062
                                                      ------------  -----------

Cash and cash equivalents at end of period            $  1,234,593  $ 1,108,839
                                                      ============  ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:

    Interest                                          $        -0-  $    27,092
                                                      ============  ===========

    Taxes                                             $    313,900  $   162,500
                                                      ============  ===========


  The accompanying notes are an integral part of these financial statements.

                                   THT Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 1 - General

    The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the September 30, 1998 Annual Report included on Form 10-K.

    The condensed consolidated financial statements for the three-month period ended December 31, 1998 is unaudited but, in the opinion of Management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of such interim period. Interim results are not necessarily indicative of results for a full year.

Note 2 - Plan of Merger

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

Note 3 - Preferred Stock

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

    Inventories consist of the following:


                                          December 31,     September 30,
                                             1998             1998
                                          ------------     -------------
                                          (Unaudited)
Raw materials                             $  743,857        $  887,166
Work in process                              344,160           303,427
Finished goods                               688,334           680,594
Packaging and supplies                        47,011            54,018
                                          ----------        ----------
Total inventories                         $1,823,362        $1,925,205
                                          ==========        ==========


Note 5 - Property, Plant and Equipment

    Property, plant and equipment consist of:

                                         December 31,      September 30,
                                            1998               1998
                                         ------------      -------------
                                         (Unaudited)
Land                                     $  114,522        $  114,522
Buildings and improvements                2,648,948         2,595,816
Machinery and equipment                   3,955,217         3,911,881
Furniture, fixtures & autos                 108,017           112,775
                                         ----------        ----------
                                          6,826,704         6,734,994

Less accumulated depreciation             3,393,100         3,274,324
                                         ----------        ----------

Total property, plant and equipment      $3,433,604        $3,460,670
                                         ==========        ==========


Note 6 - Net Income per Common Share

    Net income per Common Share is calculated by dividing net income after reduction for dividends on Preferred Stock, if any, by the weighted average number of shares of Common Stock outstanding during the three-month period ended December 31, 1998. There are no dilutive or potentially dilutive securities outstanding at December 31, 1998.

Note 7 - New Accounting Pronouncements

In September, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for the Company's fiscal year ending September 30, 2000. This Statement requires all entities to record all derivative instruments in the financial statements as either an asset or a liability measured at fair value. In addition, SFAS No. 133 specifies new methods of accounting for hedging transactions. The impact of adopting SFAS No. 133 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements.

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

Liquidity and Capital Resources
-------------------------------

    The Company had working capital of $3,624,532 as of December 31, 1998, as compared to working capital of $3,157,049 as of September 30, 1998. The increase in the Company's working capital was due primarily to the Company's earnings. The Company had cash on hand as of December 31, 1998 of $1,234,593, as compared to $1,200,005 as of September 30, 1998.

    On March 27, 1997, the Company entered into a Credit Agreement (the "Agreement") with Fleet Bank, N.A. ("Fleet"). The Credit Agreement provides for a $2,000,000 revolving line of credit ("Line of Credit") to the Company. The Line of Credit is for a period of two years, and upon the expiration thereof, unless such Line of Credit is extended, the outstanding principal amount then outstanding, if any, is due and payable. Interest on the Line of Credit is payable monthly in arrears.

    Interest on the outstanding principal amount of the Line of Credit will accrue, at the Company's option, at Fleet's prime rate, as announced from time to time, or the London Interbank Offer Rate ("LIBOR") plus 2%. The Line of Credit is secured by all of the Company's assets, pursuant to the terms of certain security agreements, dated as of March 27, 1997. To the extent the Line of Credit is not utilized by the Company, the Company is obligated to pay an annual commitment fee of .1875% for the average unused portion of the Line of Credit. At December 31, 1998, no amounts were outstanding under the Line of Credit. The Company is required under the Agreement to adhere to certain affirmative and negative covenants, and borrowings under the Line of Credit is limited to 80% of eligible accounts receivables and 50% of the inventory of the Company, as set forth in the Agreement.

    The Company intends to fund its operations in the near term from cash on hand, from cash flow generated from operations, and from the existing, unused line of credit from Fleet, as described above (which unused line of credit equaled $2,000,000 at December 31, 1998). Except as described herein, including the Notes hereto, the Company is unaware of any other material commitments which may adversely affect its liquidity in the near term.

Results of Operations
---------------------

Three Months Ended December 31, 1998, as compared to the Three Months Ended
---------------------------------------------------------------------------
December 31, 1997
-----------------

    The Company, on a consolidated basis, generated net sales of $5,169,760 for the three- month period ended December 31, 1998, as compared to net sales of $4,505,528 for the same period of the prior year.

    The overall approximate 15% increase in sales over the prior year's quarter was due to an approximate 14% increase in sales at the Company's Jackburn subsidiary, and by an approximate 15% increase at its Setterstix subsidiary. The increase in sales at both subsidiaries were due mainly to increases in volume due to higher demand for product from existing customers.

    Gross profit was $1,897,866 (approximate 37% gross profit margin) for the three months ended December 31, 1998, as compared to $1,604,920 (approximate 36% gross profit margin) for the same period of the previous year. The increase in gross profit was due directly to higher sales volume. The increase in gross profit margin was due to the increased sales at the Company's Setterstix subsidiary, which has higher gross profit margins than the Company's Jackburn subsidiary.

    Selling, general and administrative expenses were $1,215,387 and $935,906 for the three months ended December 31, 1998 and 1997, respectively. The increase of $279,481 (30%) was due primarily to higher selling expenses as a result of higher sales at the Company's Jackburn and Setterstix subsidiaries, higher management costs due to increased incentive compensation, and expenses incurred by the Company as a result of is proposed Merger, as described in Note 2 hereto.

    Interest expense was $0 and $38,924 for the three months ended December 31, 1998 and 1997, respectively. This decrease was due to repayment of all remaining outstanding debt at September 30, 1998.

    The Company generated net income of $387,849 for the three months ended December 31, 1998, as compared to net income of $360,785 for the same period of the prior year. The approximate 7% increase in net income was the result of higher sales and gross profit, partially offset by higher selling, general and administrative expenses and lower interest expense.

Management Information Systems
------------------------------

    The Company believes that advanced information processing is essential to maintaining its competitive position. The Company participates in the electronic data interchange program maintained by its larger customers. This program allows the Company to receive customer orders, provide advanced shipping notices and track orders on-line from the time such orders are placed through delivery. The Company is also able to notify certain of its customers' warehouses, in advance, as to shipments. The Company currently is upgrading its management information systems, which it expects to complete in early 1999, to ensure proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems. The Company does not expect the costs associated with ensuring year 2000 compliance to have a material effect on its financial position or results of operations. All costs associated with year 2000 compliance are being funded with cash flow generated from operations and are being expensed as incurred. Although the Company believes that the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with year 2000 requirements, there can be no assurance that the year 2000 issue will not affect the information systems of such customers and vendors as they relate to the Company's business, or that any such impact on such customers' and vendors' information systems would not have a material adverse effect on the Company's business, financial condition or results of operations.

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


Dated:  February 9, 1999                  By:  /s/ Frederick A. Rossetti
                                             ---------------------------
                                             Frederick A. Rossetti, President,
                                             Principal Executive Officer,
                                             and Principal Accounting Officer